Form 10-Q
period 1996-06-30
CNL INCOME FUND VIII LTD
filed 1996-08-09
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               ----------------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                     0-19139
                              ----------------------


                          CNL Income Fund VIII, Ltd.
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Florida                             59-2963338
     ----------------------------        -------------------------------
     (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organiza-           Identification No.)
     tion)


     400 E. South Street, #500
     Orlando, Florida                                32801
     ----------------------------        -------------------------------
     (Address of principal                       (Zip Code)
     executive offices)


     Registrant's telephone number
     (including area code)                       (407) 422-1574
                                         -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          -------       -------



                                     CONTENTS
                                     --------




Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-10


Part II

  Other Information                                               11

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
                  ASSETS                            1996             1995
                  ------                         -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,125,077 and
  $1,020,592                                     $14,781,886      $14,886,371
Net investment in direct financing
  leases                                          11,014,311       11,091,605
Investment in joint ventures                       2,968,403        2,763,798
Mortgage notes receivable                            462,576          463,833
Cash and cash equivalents                          1,348,284        1,620,865
Receivables, less allowance for
  doubtful accounts of $4,538 and
  $28,490                                              2,876           38,522
Prepaid expenses                                      10,052            2,912
Accrued rental income                              1,777,708        1,655,009
Other assets                                          52,671           52,671
                                                 -----------      -----------

                                                 $32,418,767      $32,575,586
                                                 ===========      ===========


    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Accounts payable                                  $    4,478      $     7,593
Escrowed real estate taxes payable                    16,786            5,496
Distributions payable                                787,500          962,500
Due to related parties                                18,051           20,135
Rents paid in advance                                 36,013           31,864
                                                  ----------       ----------
    Total liabilities                                862,828        1,027,588

Minority interest                                    107,852          107,656

Partners' capital                                 31,448,087       31,440,342
                                                 -----------      -----------

                                                 $32,418,767      $32,575,586
                                                 ===========      ===========


            See accompanying notes to condensed financial statements.





                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended          Six Months Ended
                                     June 30,                June 30,
                               1996        1995         1996         1995
                             ----------  ----------   ----------   ----------
Revenues:
  Rental income from
    operating leases        $  473,722  $  491,189    $ 945,536   $  981,859
  Earned income from
    direct financing
    leases                     333,932     340,966      669,025      682,847
  Contingent rental
    income                       2,317       7,021        7,670       27,205
  Interest and other
    income                      23,938      13,606       49,190       29,970
                            ----------  ----------   ----------   ----------
                               833,909     852,782    1,671,421    1,721,881
                            ----------  ----------   ----------   ----------

Expenses:
  General operating and
    administrative              39,227      33,753       82,206       59,545
  Professional services          4,592      10,023       13,988       16,275
  State and other taxes             16         137        4,756        6,797
  Depreciation and
    amortization                52,242      54,741      104,485      109,481
                            ----------  ----------   ----------   ----------
                                96,077      98,654      205,435      192,098
                            ----------  ----------   ----------   ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures         737,832     754,128    1,465,986    1,529,783

Minority Interest in
  Income of Consoli-
  dated Joint Venture           (3,484)     (3,519)      (6,943)      (6,989)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                      63,312      61,397      123,702      122,347
                            ----------  ----------   ----------   ----------

Net Income                  $  797,660  $  812,006   $1,582,745   $1,645,141
                            ==========  ==========   ==========   ==========

Allocation of Net Income:
  General partners          $    7,976  $    8,120   $   15,827   $   16,451
  Limited partners             789,684     803,886    1,566,918    1,628,690
                            ----------  ----------   ----------   ----------

                            $  797,660  $  812,006   $1,582,745   $1,645,141
                            ==========  ==========   ==========   ==========

Net Income Per Limited
  Partner Unit              $    0.023  $    0.023   $    0.045   $    0.047
                            ==========  ==========   ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding               35,000,000  35,000,000   35,000,000   35,000,000
                            ==========  ==========   ==========   ==========

            See accompanying notes to condensed financial statements.





                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended      Year Ended
                                                 June 30,        December 31,
                                                  1996               1995
                                            ----------------     ------------

General partners:
  Beginning balance                            $   162,612        $   129,898
  Net income                                        15,827             32,714
                                               -----------        -----------
                                                   178,439            162,612
                                               -----------        -----------

Limited partners:
  Beginning balance                             31,277,730         31,298,691
  Net income                                     1,566,918          3,304,041
  Distributions ($0.045 and $0.095
    per limited partner unit,
    respectively)                               (1,575,000)        (3,325,002)
                                               -----------        -----------
                                                31,269,648         31,277,730
                                               -----------        -----------
Total partners' capital                        $31,448,087        $31,440,342
                                               ===========        ===========


            See accompanying notes to condensed financial statements.







                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                            June 30,
                                                      1996          1995
                                                  -----------    -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,720,991    $ 1,695,433
                                                  -----------    -----------

    Cash Flows from Investing
      Activities:
        Additions to land and building
          on operating leases                          (1,135)            -
        Investment in direct financing
          leases                                       (1,326)            -
        Investment in joint venture                  (235,611)            -
        Collections on mortgage notes
          receivable                                    1,247             -
                                                  -----------    -----------
            Net cash used in investing
              activities                             (236,825)            -
                                                  -----------    -----------
    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (1,750,000)    (1,732,500)
        Distributions to holder of
          minority interest                            (6,747)        (5,163)
                                                  -----------    -----------
            Net cash used in financing
              activities                           (1,756,747)    (1,737,663)
                                                  -----------    -----------

Net Decrease in Cash and
  Cash Equivalents                                   (272,581)       (42,230)

Cash and Cash Equivalents at
  Beginning of Period                               1,620,865      1,439,545
                                                  -----------    -----------

Cash and Cash Equivalents at End
  of Period                                       $ 1,348,284    $ 1,397,315
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                            $   787,500    $   787,500
                                                  ===========    ===========

            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in CNL Income Fund VIII, Ltd.'s Form 10-K for the year ended December 31, 1995.

      CNL Income Fund VIII, Ltd. (the "Partnership") accounts for its 88 percent interest in Woodway Joint Venture using the consolidation method.
      Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Investment in Joint Ventures:
      ----------------------------

      In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. As of June 30, 1996, the Partnership and its co-venture partner had contributed $235,611 and $1,655,928, respectively, to the joint venture to acquire the restaurant property. As of June 30, 1996, the Partnership and its co-venture partner owned approximately a 12 percent and 88 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:


                                                   June 30,        December 31,
                                                    1996               1995
                                                 -----------      ------------
            Land and buildings on
              operating leases, less
              accumulated depreciation           $ 6,741,457      $  6,299,941
            Net investment in direct
              financing lease                      1,365,335                -
            Cash                                      13,166               387
            Prepaid expenses                             663               278
            Accrued rental income                     69,166            65,254
            Liabilities                               13,103               461
            Partners' capital                      8,176,684         6,365,399
            Revenues                                 372,739           711,701
            Net income                               285,151           539,159


The Partnership recognized income totalling $123,702 and $122,347 for the six months ended June 30, 1996 and 1995, respectively, from these joint ventures, $63,312 and $61,397 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrange-ments, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of
national and regional fast-food and family-style restaurant chains.   The leases
are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 37 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,720,991 and $1,695,433 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

      In May 1996, the Partnership reinvested the remaining net sales proceeds of approximately $235,600 from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture. The Partnership has an approximate 12 percent interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,348,284 invested in such short-term investments as compared to $1,620,865 at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996, is primarily the result of the Partnership investing approximately $235,600 in Middleburg Joint Venture, as described above. Cash and cash equivalents also decreased as a result of the payment of a special distribution to the limited partners of $175,000 in January 1996 of cumulative excess operating reserves. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $862,828 at June 30, 1996, from $1,027,588 at December 31, 1995, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $175,000 at December 31, 1995, as described above, which was paid in January 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1996 and 1995 ($787,500 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner-ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appro-priate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the six months ended June 30, 1995, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 31 wholly owned Properties, and during the six months ended June 30, 1996, the Partnership and its consolidated joint venture owned and leased 29 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership and Woodway Joint Venture earned $1,614,561 and $1,664,706, respec-tively, in rental income from operating leases and earned income from direct financing leases, $807,654 and $832,155 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in rental and earned income is primarily attributable to a decrease of approximately $36,900 and $73,900, respectively, as a result of the sale of the Property in Ocoee, Florida, in July 1995. The decrease was partially offset by an increase of approximately $31,300
and $62,600   during  the  quarter  and six months ended June 30, 1996,
respectively, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in North Fort Myers, Florida, in September 1995.

      Rental and earned income also decreased approximately $13,900 and $27,800 during the quarter and six months ended June 30, 1996, respectively, as compared to the quarter and six months ended June 30, 1995, as a result of the sale of two Properties located in Jacksonville, Florida, in December 1995.

      For the six months ended June 30, 1996 and 1995, the Partnership earned $7,670 and $27,205, respectively, in contingent rental income, $2,317 and $7,021 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in contingent rental income is primarily attributable to the Partnership's collecting approximately $2,100 and $21,000 during the quarter and six months ended June 30, 1995, respectively, in amounts previously written off as uncollectible relating to two Properties located in Jacksonville, Florida, and one Property in Orlando, Florida.

      Interest and other income were $49,190 and $29,970 for the six months ended June 30, 1996 and 1995, respectively, of which $23,938 and $13,606 was earned for the quarters ended June 30, 1996 and 1995, respectively. The increase in interest and other income is primarily attributable to the interest earned on the mortgage notes accepted in connection with the sale of the two Properties located in Jacksonville, Florida, in December 1995.

      For the six months ended June 30, 1995, the Partnership owned and leased seven Properties indirectly through joint venture arrangements. During the six months ended June 30, 1996, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $123,702 and $122,347, respectively, attributable to net income earned by these joint ventures, $63,312 and $61,397 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described in "Liquidity and Capital Resources."

      Operating expenses, including depreciation and amortization expense, were $205,435 and $192,098 for the six months ended June 30, 1996 and 1995,
respectively, of which $96,077 and $98,654 were incurred  for  the   quarters
ended   June  30,  1996  and  1995,
respectively. The increase in operating expenses during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily attributable to an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The increase in operating expenses during the six months ended June 30, 1996, was partially offset by a decrease in depreciation expense as a result of the sale of the two Properties located in Jacksonville, Florida, in December 1995.

                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 2nd day of August, 1996.

                              CNL INCOME FUND VIII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)