Form 10-Q
period 1996-09-30
CNL INCOME FUND VIII LTD
filed 1996-11-13
CIK 856204

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

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


                                   CONTENTS
                                   --------




Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-12


Part II

  Other Information                                               13





                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
            ------                             -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,177,320 and
  $1,020,592                                    $14,729,643      $14,886,371
Net investment in direct financing
  leases                                         10,973,888       11,091,605
Investment in joint ventures                      2,951,507        2,763,798
Mortgage notes receivable                           461,924          463,833
Cash and cash equivalents                         1,486,491        1,620,865
Receivables, less allowance for
  doubtful accounts of $16,683 and
  $28,490                                             9,534           38,522
Prepaid expenses                                      8,054            2,912
Accrued rental income                             1,727,025        1,655,009
Other assets                                         52,671           52,671
                                                -----------      -----------

                                                $32,400,737      $32,575,586
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                $     5,156      $     7,593
Escrowed real estate taxes payable                   22,187            5,496
Distributions payable                               787,500          962,500
Due to related parties                               21,944           20,135
Rents paid in advance                               103,423           31,864
                                                -----------      -----------
    Total liabilities                               940,210        1,027,588

Minority interest                                   107,959          107,656

Partners' capital                                31,352,568       31,440,342
                                                -----------      -----------

                                                $32,400,737      $32,575,586
                                                ===========      ===========


           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended          Nine Months Ended
                                    September 30,           September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
Revenues:
  Rental income from
    operating leases           $  458,994  $  483,040  $1,404,530  $1,464,899
  Earned income from
    direct financing
    leases                        332,736     330,611   1,001,761   1,013,458
  Contingent rental income          4,441       8,795      12,111      36,000
  Interest and other income        26,288      20,986      75,478      50,956
                               ----------  ----------  ----------  ----------
                                  822,459     843,432   2,493,880   2,565,313
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 39,581      36,945     121,787      96,490
  Professional services             5,321       5,042      19,309      21,317
  State and other taxes                -           -        4,756       6,797
  Depreciation and amorti-
    zation                         52,243      54,521     156,728     164,002
                               ----------  ----------  ----------  ----------
                                   97,145      96,508     302,580     288,606
                               ----------  ----------  ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in Earnings
  of Unconsolidated Joint
  Ventures and Gain on Sale
  of Land and Building and
  Provision for Loss on
  Land and Building               725,314     746,924   2,191,300   2,276,707

Minority Interest in Income
  of Consolidated Joint
  Venture                          (3,485)     (3,546)    (10,428)    (10,535)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                         69,183      61,194     192,885     183,541

Gain on Sale of Land and
  Building                             -       71,638          -       71,638

Provision for Loss on Land
  and Building                    (99,031)         -      (99,031)         -
                               ----------  ----------  ----------  ----------

Net Income                     $  691,981  $  876,210  $2,274,726  $2,521,351
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    7,396  $    8,762  $   23,223  $   25,214
  Limited partners                684,585     867,448   2,251,503   2,496,137
                               ----------  ----------  ----------  ----------

                               $  691,981  $  876,210  $2,274,726  $2,521,351
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $    0.020  $    0.025  $    0.064  $    0.071
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding            35,000,000  35,000,000  35,000,000  35,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1996                1995
                                           -----------------     ------------

General partners:
  Beginning balance                          $   162,612        $   129,898
  Net income                                      23,223             32,714
                                             -----------        -----------
                                                 185,835            162,612
                                             -----------        -----------

Limited partners:
  Beginning balance                           31,277,730         31,298,691
  Net income                                   2,251,503          3,304,041
  Distributions ($0.068 and
    $0.095 per limited
    partner unit, respectively)               (2,362,500)        (3,325,002)
                                             -----------        -----------
                                              31,166,733         31,277,730
                                             -----------        -----------
Total partners' capital                      $31,352,568        $31,440,342
                                             ===========        ===========


           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                      1996          1995
                                                   -----------    -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 2,647,878    $ 2,472,193
                                                  -----------    -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                     -       1,184,865
        Additions to land and
          buildings on operating leases                (1,135)      (397,291)
        Investment in direct financing
          leases                                       (1,326)      (550,909)
        Investment in joint venture                  (234,059)            -
        Collections on mortgage notes
          receivable                                    1,893             -
        Increase in restricted cash                        -        (236,717)
                                                  -----------    -----------
            Net cash used in investing
              activities                             (234,627)           (52)
                                                  -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (2,537,500)    (2,520,000)
        Distributions to holder of
          minority interest                           (10,125)        (8,356)
                                                  -----------    -----------
            Net cash used in financing
              activities                           (2,547,625)    (2,528,356)
                                                  -----------    -----------

Net Decrease in Cash and Cash Equivalents            (134,374)       (56,215)

Cash and Cash Equivalents at Beginning
  of Period                                         1,620,865      1,439,545
                                                  -----------    -----------

Cash and Cash Equivalents at End
  of Period                                       $ 1,486,491    $ 1,383,330
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:
   Building costs incurred and
      unpaid at end of period                     $        -     $     2,375
                                                  ===========    ===========

    Distributions declared and unpaid at
      end of period                               $   787,500    $   787,500
                                                  ===========    ===========


           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Investment in Joint Ventures:
      ----------------------------

      In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. As of September 30, 1996, the Partnership and its co-venture partner had contributed $234,059 and $1,645,024, respectively, to the joint venture to acquire the restaurant property. As of September 30, 1996, the Partnership and its co-venture partner owned approximately a 12 percent and 88 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                           September 30,     December 31,
                                               1996              1995
                                           -------------     ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                   $6,696,149       $6,299,941
            Net investment in
              direct financing
              lease                           1,352,953               -
            Cash                                  9,536              387
            Receivables                             890               -
            Prepaid expenses                        875              278
            Accrued rental income                81,594           65,254
            Liabilities                           9,892              461
            Partners' capital                 8,132,105        6,365,399
            Revenues                            613,284          711,701
            Net income                          482,360          539,159

      The Partnership recognized income totalling $192,885 and $183,541 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $69,183 and $61,194 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

3.    Subsequent Event:
      ----------------

      In October 1996, the Partnership sold its property in Orlando, Florida, to the tenant for $1,375,000. In connection therewith, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the sales price plus tenant closing costs that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property, and will be collected in 12 monthly installments of interest only and 168 equal monthly installments of principal and interest. This property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized additional rental income (accrued rental income) since inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the non-recoverable portion of the accrued rental income as a result of the sale of this property, resulting in a provision for loss on land and building of $99,031 for financial reporting purposes for the quarter ended
      September 30, 1996. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of
national and regional fast-food and family-style restaurant chains.   The
leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 37 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,647,878 and $2,472,193 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

      In May 1996, the Partnership reinvested the remaining net sales proceeds of approximately $234,100 from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture. The Partnership has an approximate 12 percent interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

      In October 1996, the Partnership sold its Property in Orlando, Florida, to the tenant for $1,375,000. In connection with the sale of the Property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the sales price plus tenant closing costs that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property, and will be collected in 12 monthly installments of interest only and 168 equal monthly installments of principal and interest. Proceeds received from the collection of this mortgage note will be distributed to the limited partners or will be used for other Partnership purposes. This Property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized additional rental income (accrued rental income) since inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the non-recoverable portion of the accrued rental income as a result of the sale of this Property, resulting in a provision for loss on land and building of $99,031 for financial reporting purposes for the nine months ended September 30, 1996.
Due to the fact that the straight-lining of future scheduled rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,486,491 invested in such short-term investments as compared to $1,620,865 at December 31, 1995. The decrease in cash and cash equivalents during the nine months ended September 30, 1996, is primarily the result of the Partnership investing approximately $234,100 in Middleburg Joint Venture, as described above. Cash and cash equivalents also decreased as a result of the payment of a special distribution to the limited partners of $175,000 in January 1996 of cumulative excess operating reserves. The decrease in cash and cash equivalents was slightly offset by an increase of approximately $71,600 in rents paid in advance collected at September 30, 1996. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $940,210 at September 30, 1996, from $1,027,588 at December 31, 1995, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $175,000 at December 31, 1995, as described above, which was paid in January 1996. The decrease was partially offset by an increase of approximately $71,600 in rents paid in advance collected at September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1996 and 1995 ($787,500 for each of the quarters ended September 30, 1996 and 1995). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 32 wholly owned Properties (including one Property in Ocoee, Florida, which was sold in July 1995), and during the nine months ended September 30, 1996, the Partnership and its consolidated joint venture owned and leased 29 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership and Woodway Joint Venture earned $2,406,291 and $2,478,357, respectively, in rental income from operating leases and earned income from direct financing leases, $791,730 and $813,651 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in rental and earned income is primarily attributable to a decrease of approximately $11,900 and $85,800 during the quarter and nine months ended September 30, 1996, respectively, as a result of the sale of the Property in Ocoee, Florida, in July 1995. The decrease was offset by an increase of approximately $24,800 and $88,500 during the quarter and nine months ended September 30, 1996, respectively, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in North Fort Myers, Florida, in September 1995. Rental and earned income also decreased approximately $13,900 and $41,800 during the quarter and nine months ended September 30, 1996, respectively, as a result of the sale of two Properties located in Jacksonville, Florida, in December 1995. However, as a result of Partnership accepting mortgage notes for the sale of the two Properties located in Jacksonville, Florida, interest income increased during the quarter and nine months ended September 30, 1996, as discussed below.

      For the nine months ended September 30, 1996 and 1995, the Partnership earned $12,111 and $36,000, respectively, in contingent rental income, $4,441 and $8,795 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in contingent rental income is primarily attributable to the Partnership's collecting approximately $2,100 and $23,200 during the quarter and nine months ended September 30, 1995, respectively, in amounts previously written off as uncollectible relating to two Properties located in Jacksonville, Florida, and one Property in Orlando, Florida. In October 1996, the Partnership sold the Property in Orlando, Florida as described above in "Liquidity and Capital Resources".

      Interest and other income were $75,478 and $50,956 for the nine months ended September 30, 1996 and 1995, respectively, of which $26,288 and $20,986 was earned for the quarters ended September 30, 1996 and 1995, respectively. The increase in interest and other income is primarily attributable to the interest earned on the mortgage notes accepted in connection with the sale of the two Properties located in Jacksonville, Florida, in December 1995.

      For the nine months ended September 30, 1995, the Partnership owned and leased seven Properties indirectly through joint venture arrangements. During the nine months ended September 30, 1996, the Partnership owned and leased
eight Properties indirectly through joint  venture  arrangements.   In
connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $192,885 and $183,541, respectively, attributable to net income earned by these joint ventures, $69,183 and $61,194 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described in "Liquidity and Capital Resources."

      Operating expenses, including depreciation and amortization expense, were $302,580 and $288,606 for the nine months ended September 30, 1996 and 1995, respectively, of which $97,145 and $96,508 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The increase in operating expenses during the nine months ended September 30, 1996, was partially offset by a decrease in depreciation expense as a result of the sale of the two Properties located in Jacksonville, Florida, in December 1995.

      As a result of the sale of the Property in Ocoee, Florida, in July 1995, the Partnership recognized a gain for financial reporting purposes of $71,638 during the quarter and nine months ended September 30, 1995. No Properties were sold during the quarter and nine months ended September 30, 1996.

      In addition, during the nine months ended September 30, 1996, the Partnership recorded a provision for loss on land and building in the amount of $99,031 for financial reporting purposes, relating to the Property in Orlando, Florida, as discussed above in "Liquidity and Capital Resources."




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of November, 1996.

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