Form 10-K405
period 1996-12-31
CNL INCOME FUND VIII LTD
filed 1997-03-28
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _________________


                        Commission file number  0-19139

                           CNL INCOME FUND VIII, LTD.
             (Exact name of registrant as specified in its charter)

              Florida                                  59-2963338
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

         Securities  registered  pursuant to Section 12(b) of the Act:

   Title of each class:           Name of exchange on which registered:
           None                              Not Applicable

         Securities  registered  pursuant to Section  12(g) of the Act:

              Units of limited partnership interest ($1 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   [X]      No  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $1 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


Item 1.  Business

         CNL Income Fund VIII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 18, 1989. The general partners of the Partnership are Robert
A.  Bourne,  James  M.  Seneff,  Jr.  and  CNL  Realty  Corporation,  a  Florida
corporation (the "General Partners"). Beginning on August 2, 1990, the Partnership offered for sale up to $35,000,000 of limited partnership interests (the "Units") (35,000,000 Units at $1 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective January 30, 1990. The offering terminated on March 7, 1991, at which date the maximum offering proceeds of $35,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Shoney's in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, to acquire one additional Property indirectly through a joint venture in which the Partnership is a co-venturer. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. As a result of the above transactions the Partnership currently owns 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 14 to 20 years (the average being 18 years), and expire between 2005 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 1996, four lessees of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Carrols Corporation (iii) Restaurant Management Services, Inc. and (iv) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants and Flagstar Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or group affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, Woodway Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements, Asheville Joint Venture and CNL Restaurant Investments II, with affiliates of the General Partners, to purchase and hold seven Properties. In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the General Partnership, to purchase and hold one property.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Woodway Joint Venture, Asheville Joint Venture and Middleburg Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of Woodway Joint Venture and shares management control equally with affiliates of the General Partners for Asheville Joint Venture, CNL Restaurant Investments II and Middleburg Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Woodway Joint Venture, Asheville Joint Venture, CNL Restaurant Investments II and Middleburg Joint Venture is distributed 88 percent, 86 percent, 37 percent and 12 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 36 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,400 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 10,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2005) and the average minimum base annual rent is approximately $163,500 (ranging from approximately $145,500 to $189,700).

         Restaurant Management Services leases four Shoney's restaurants and one Popeyes restaurant. The initial term of each lease is 20 years (expiring between 2010 and 2015) and the average minimum base annual rent is approximately $103,500 (ranging from approximately $41,300 to $139,400).

         Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $111,400 (ranging from approximately $106,300 to $120,600).

         Flagstar Corporation leases four Hardees restaurants and one Quincy's restaurant. The initial term of each lease is 20 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $73,900 (ranging from approximately $58,100 to $101,100).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 3,458 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $.95 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 32.1%).


                                    1996 (1)                  1995 (1)
                             ---------------------   ------------------------
                             High    Low   Average     High     Low   Average
                             ----   ----   -------   ------   -----   -------
        First Quarter       $.95    $.95     $.95     $ .95   $ .85    $ .92
        Second Quarter       .95     .86      .93      1.00     .82      .95
        Third Quarter        .90     .61      .75       .95     .84      .91
        Fourth Quarter       .75     .55      .65       .95     .89      .94

(1) A total of 185,355 and 281,614 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,412,500 and $3,325,002, respectively, to the Limited Partners. For the quarters ended December 31, 1996 and 1995, the Partnership declared a special distribution to the Limited Partners of $262,500 and $175,000, respectively, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         Quarter Ended                                  1996            1995
         -------------                                ----------      --------
         March 31                                   $  787,500        $787,500
         June 30                                       787,500         787,501
         September 30                                  787,500         787,501
         December 31 (1)                              1,050,000        962,500

(1) Includes special distributions to Limited Partners of $262,500 and $175,000, for the quarters ended December 31, 1996 and 1995, respectively.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data



                                      1996            1995            1994            1993           1992
                                 -------------   -------------   -------------   -------------  -------------
Year Ended December 31:
  Revenues (1)                    $  3,593,610    $  3,667,137    $  3,670,207    $  3,674,304   $  3,606,818
  Net income (2)                     3,096,992       3,336,755       3,308,267       3,307,794      3,224,297
  Cash distributions declared (3)    3,412,500       3,325,002       3,307,500       3,150,000      3,128,126
  Net income per Unit (2) (4)            0.088            .094            .094            .094           .091
  Cash distributions declared
     per Unit (3)(4)                     0.098            .095            .095            .090           .089

At December 31:
   Total assets                    $32,437,106     $32,575,586     $32,615,349     $32,403,393    $31,524,152
   Partners' Capital                31,124,834      31,440,342      31,428,589      31,427,822     31,270,028

                                       5

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1995, includes $71,638 from a gain on sale of land and building. In addition, net income for the years ended December 31, 1996 and 1995, includes $99,031 and $11,712, respectively, from a loss on sale of land and buildings.

(3) Distributions for the years ended December 31, 1996 and 1995, include a special distribution to the Limited Partners of $262,500 and $175,000, respectively, which represented cumulative excess operating reserves.

(4) Based on the weighted average number of Limited Partner Units outstanding during each year.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 36 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,462,668, $3,263,685 and $3,412,889 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations for 1996, as compared to 1995, and the decrease in cash from operations for 1995, as compared to 1994, was primarily a result of changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

         In July 1995, the Partnership sold its Property in Ocoee, Florida, for $1,200,000 and received net sales proceeds of $1,184,865, resulting in a gain of $71,638 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1990 and had a cost of approximately $927,900, excluding acquisition fees and miscellaneous acquisition costs; therefore, the Partnership sold the Property for approximately $257,000 in excess of its original purchase price. In September 1995, the Partnership reinvested $950,663 of the net sales proceeds in land and building of a Shoney's in North Fort Myers, Florida.

         In November 1994, the Partnership received notice from the subtenant of two of its Properties in Jacksonville, Florida, that it intended to exercise its option to purchase the Properties in accordance with the terms of its sublease agreements. In December 1995, the Partnership sold its two Properties in
Jacksonville, Florida, to the subtenant for a total of $460,000, and in connection therewith, accepted promissory notes in the principal sums of $240,000 and $220,000, collateralized by mortgages on the Properties. The notes bear interest at a rate of ten percent per annum and are being collected in 119 equal monthly installments of $2,106 and $1,931 with balloon payments of $218,252 and $200,324, respectively, due in December 2005. As a result of the sale of the two Properties, the Partnership recognized a loss of $11,712 for financial reporting purposes for the year ended December 31, 1995. The mortgage note receivable balances at December 31, 1996 and 1995, of $457,443 and $463,833, respectively, include accrued interest of $3,812 and $3,833, respectively. Proceeds received from the collection of these mortgage notes will be distributed to the Limited Partners or will be used for other Partnership purposes.

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

         In October 1996, the Partnership sold its Property in Orlando, Florida, to the tenant for $1,375,000. In connection therewith, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000 plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property, and is being collected in 12 monthly installments of interest only and thereafter, 168 equal monthly installments of principal and interest. Proceeds received from the collection of this mortgage note will be distributed to the Limited Partners or will be used for other Partnership purposes. This Property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $99,031 for financial reporting purposes. Due to the fact that the straight-lining of future scheduled rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $1,476,274 invested in such short-term investments as compared to $1,620,865 at December 31, 1995. The funds remaining at December 31, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1996, 1995 and 1994, affiliates incurred $100,264, $95,550 and $84,672, respectively, for certain operating expense on behalf of the
Partnership. As of December 31, 1996 and 1995 the Partnership owed $1,830 and $6,335, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. In addition, during the years ended December 31, 1996 and 1995, the Partnership incurred $41,250 and $13,800, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Property in Orlando, Florida, and the two Properties in Jacksonville, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, increased to $1,147,333 at December 31, 1996, from $1,007,453 at December 31, 1995. The increase in other liabilities is partially attributable to the Partnership's accruing a special distribution payable to the Limited Partners of $262,500 at December 31, 1996, as compared to $175,000 at December 31, 1995, from cumulative excess operating reserves. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and cumulative excess operating reserves for the years ended December 31, 1996 and 1995, the Partnership declared distributions to the Limited Partners of $3,412,500, $3,325,002 and $3,307,500 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $0.098 per Unit for the year ended December 31, 1996, and $0.095 per Unit for each of the years ended December 31, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the year ended December 31, 1994, the Partnership owned and leased 30 wholly-owned Properties, during the year ended December 31, 1995, the Partnership owned and leased 31 wholly-owned Properties (including one Property in Ocoee, Florida, which was sold in July 1995, and two Properties in Jacksonville, Florida, which were sold in December 1995) and during the year ended December 31, 1996, the Partnership owned and leased 28 wholly-owned Properties (including one Property in Orlando, Florida, which was sold in October 1996). In addition, during the years ended December 31, 1994 and 1995, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property, and one joint venture that owned and leased six Properties, and during 1996, the Partnership was a co-venturer in four joint ventures that owned and leased a total of nine Properties. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 36 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, Woodway Joint Venture, earned $3,182,058, $3,300,816 and $3,339,665, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1995, as compared to 1994, is partially attributable to a decrease of approximately $62,600, as a result of the sale of the Property in Ocoee, Florida, in July 1995. The decrease was offset by an increase of approximately $39,300 during 1995 in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in North Fort Myers, Florida, in September 1995.

         Rental and earned income decreased approximately $53,600 during the year ended December 31, 1996, as compared to the year ended December 31, 1995, as a result of the sale of two Properties located in Jacksonville, Florida, in December 1995. In addition, rental and earned income decreased approximately $45,400 during the year ended December 31, 1996, as compared to December 31, 1995, as a result of the sale of the Property in Orlando, Florida, in October 1996. However, as a result of Partnership accepting mortgage notes for the sale of the two Properties located in Jacksonville, Florida, and the Property located in Orlando, Florida, interest income increased during the year ended December 31, 1996, as discussed below.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $31,712, $59,085 and $51,869, respectively, in contingent rental income. The decrease in contingent rental income during 1996, as compared to 1995, is partially attributable to decreases in gross sales relating to certain Properties. The decrease in contingent rental income during 1996, as compared to 1995, and the increase in 1995, as compared to 1994, is partially attributable to the fact that the Partnership wrote off as uncollectible approximately
$23,400 in contingent rental income relating to the two Properties in Jacksonville, Florida, during 1994. During 1995, the Partnership collected approximately $19,900 in contingent rentals for these two Properties relating to 1995 and 1994.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $127,246, $76,445 and $46,847, respectively, in interest and other income. The increase in interest and other income during 1996 and 1995, each as compared to the previous year, is primarily attributable to the interest earned on the mortgage notes accepted in connection with the sale of the one Property located in Orlando, Florida, in October 1996 and the two Properties located in Jacksonville, Florida, in December 1995.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $266,500, $244,933 and $245,933, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1996 is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1996, four lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation, Restaurant Management Services, Inc. and Flagstar Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants and Flagstar Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these four lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $397,587, $390,308 and $361,940 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during the years ended December 31, 1996 and 1995, each as compared to the previous year, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense as a result of the sale of the two properties located in Jacksonville, Florida, in December 1995, as described in "Liquidity and Capital Resources."

         The increase in operating expenses during 1995, as compared to 1994, was partially offset by the Partnership's establishing an allowance for doubtful accounts during the year ended December 31, 1994, of approximately $18,600 for rental and other amounts for two Properties in Jacksonville, Florida, which had been recognized as income in prior years. No increases were made to the allowance for doubtful accounts for these Properties during the year ended December 31, 1995. These properties were sold in December 1995, as described above in "Liquidity and Capital Resources."

         As a result of the 1996 sale of the Property in Orlando, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $99,031 for the year ended December 31, 1996. In addition, as a result of the 1995 sales of the Property in Ocoee, Florida, and the two Properties in Jacksonville, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $71,638 and a loss of $11,712, respectively, during the year ended December 31, 1995. No Properties were sold during 1994.

         Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership adopted this standard in 1996. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Item 8.   Financial Statements and Supplementary Data

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS


                                                                    Page

Report of Independent Accountants                                    12

Financial Statements:

  Balance Sheets                                                     13

  Statements of Income                                               14

  Statements of Partners' Capital                                    15

  Statements of Cash Flows                                           16

  Notes to Financial Statements                                      18

                     Report of Independent Accountants

To the Partners
CNL Income Fund VIII, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund VIII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Orlando, Florida
January 15, 1997

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                         December 31,
              ASSETS                            1996                   1995
              ------                         -----------            -----------

Land and buildings on operating leases,
  less accumulated depreciation              $14,169,203            $14,886,371
Net investment in direct financing
  leases                                      10,223,225             11,091,605
Investment in joint ventures                   2,940,826              2,763,798
Mortgage notes receivable                      1,862,262                463,833
Cash and cash equivalents                      1,476,274              1,620,865
Receivables, less allowance for
  doubtful accounts of $4,775 and
  $28,490                                         25,675                 38,522
Prepaid expenses                                   4,377                  2,912
Accrued rental income                          1,682,593              1,655,009
Other assets                                      52,671                 52,671
                                             -----------            -----------

                                             $32,437,106            $32,575,586
                                             ===========            ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     7,693            $     7,593
Escrowed real estate taxes payable                15,138                  5,496
Distributions payable                          1,050,000                962,500
Due to related parties                            56,880                 20,135
Rents paid in advance                             74,502                 31,864
                                             -----------            -----------
    Total liabilities                          1,204,213              1,027,588

Minority interest                                108,059                107,656

Partners' capital                             31,124,834             31,440,342
                                             -----------            -----------

                                             $32,437,106            $32,575,586
                                             ===========            ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                                   1996                1995               1994
                                                                ----------          ----------         -----------
Revenues:
  Rental income from operating
    leases                                                      $1,867,968          $1,951,189         $1,963,549
  Earned income from direct
    financing leases                                             1,314,090           1,349,627          1,376,116
  Contingent rental income                                          31,712              59,085             51,869
  Interest and other income                                        127,246              76,445             46,847
                                                                ----------          ----------         ----------
                                                                 3,341,016           3,436,346          3,438,381
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 156,177             140,009             98,269
  Professional services                                             27,682              25,927             20,814
  Bad debt expense                                                      -                   -              18,881
  Real estate taxes                                                     -                   -                 505
  State and other taxes                                              4,757               6,796              4,510
  Depreciation and amortization                                    208,971             217,576            218,961
                                                                ----------          ----------         ----------
                                                                   397,587             390,308            361,940
                                                                ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures and
  Gain (Loss) on Sale of Land and
  Buildings                                                      2,943,429           3,046,038          3,076,441

Minority Interest in Income of
  Consolidated Joint Venture                                       (13,906)            (14,142)           (14,107)

Equity in Earnings of
  Unconsolidated Joint Ventures                                    266,500             244,933            245,933

Gain (Loss) on Sale of Land and
  Buildings                                                        (99,031)             59,926                 -

Net Income                                                      $3,096,992          $3,336,755         $3,308,267
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   31,413          $   32,714         $   33,083
  Limited partners                                               3,065,579           3,304,041          3,275,184
                                                                ----------          ----------         ----------

                                                                $3,096,992          $3,336,755         $3,308,267
                                                                ==========          ==========         ==========

Net Income Per Limited Partner Unit                             $    0.088          $    0.094         $    0.094
                                                                ==========          ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                                     35,000,000          35,000,000         35,000,000
                                                                ==========          ==========         ==========

              See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994


                                 General Partners                                Limited Partners
                               --------------------   -----------------------------------------------------------------------
                                          Accumu-                                       Accumu-
                               Contri-     lated         Contri-         Distri-         lated      Syndication
                               butions    Earnings       butions         butions        Earnings       Costs         Total
                               -------    --------     -----------    ------------    -----------   -----------    ----------
Balance, December 31, 1993      $1,000    $ 95,815     $35,000,000     $(9,139,636)   $ 9,485,643   $(4,015,000)   $31,427,822

  Distributions to limited
    partners ($0.095 per
     limited partner unit)          -           -               -       (3,307,500)            -             -      (3,307,500)
  Net income                        -       33,083              -               -       3,275,184            -       3,308,267
                                ------    --------     -----------    ------------    -----------   -----------    -----------

Balance, December 31, 1994       1,000     128,898      35,000,000     (12,447,136)    12,760,827    (4,015,000)    31,428,589

  Distributions to limited
    partners ($0.095 per
     limited partner unit)          -           -               -       (3,325,002)            -             -      (3,325,002)
  Net income                        -       32,714              -               -       3,304,041            -       3,336,755
                                ------    --------     -----------    ------------    -----------   -----------    -----------

Balance, December 31, 1995       1,000     161,612      35,000,000     (15,772,138)    16,064,868    (4,015,000)    31,440,342

  Distributions to limited
    partners ($0.098 per
    limited partner unit)           -           -               -       (3,412,500)            -             -      (3,412,500)
  Net income                        -       31,413              -               -       3,065,579            -       3,096,992
                                ------    --------     -----------    ------------    -----------   -----------    -----------

Balance, December 31, 1996      $1,000    $193,025     $35,000,000    $(19,184,638)   $19,130,447   $(4,015,000)   $31,124,834
                                ======    ========     ===========    ============    ===========   ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                            Year Ended December 31,
                                                                1996                 1995                 1994
                                                            -----------          -----------          ------------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                          $ 3,222,903          $ 3,074,333          $ 3,217,868
        Distributions from uncon-
          solidated joint ventures                              323,531              295,114              310,296
        Cash paid for expenses                                 (194,218)            (170,074)            (147,548)
        Interest received                                       110,452               64,312               32,273
                                                            -----------          -----------          -----------
            Net cash provided by
              operating activities                            3,462,668            3,263,685            3,412,889
                                                            -----------          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                                              -             1,184,865                   -
        Additions to land and
          buildings on operating
          leases                                                 (1,135)            (397,291)                  -
        Investment in direct
          financing leases                                       (1,326)            (550,911)                  -
        Investment in joint
          venture                                              (234,059)                  -                    -
        Collections on mortgage
          notes receivable                                        2,557                   -                    -
        Other                                                   (34,793)                  -                    -
                                                            -----------          -----------          ----------
            Net cash provided by
              (used in) investing
              activities                                       (268,756)             236,663                   -
                                                            -----------          -----------          ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                           (3,325,000)          (3,307,502)          (3,150,000)
        Distributions to holder of
          minority interest                                     (13,503)             (11,526)             (13,562)
                                                            -----------          -----------          -----------
            Net cash used in
              financing activities                           (3,338,503)          (3,319,028)          (3,163,562)
                                                            -----------          -----------          -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                         (144,591)             181,320              249,327

Cash and Cash Equivalents at
  Beginning of Year                                           1,620,865            1,439,545            1,190,218
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $ 1,476,274          $ 1,620,865          $ 1,439,545
                                                            ===========          ===========          ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Year Ended December 31,
                                                                1996                1995                 1994
                                                            -----------          -----------          -----------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                              $ 3,096,992          $ 3,336,755          $ 3,308,267
                                                            -----------          -----------          -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            208,971              216,295              216,961
        Amortization                                                 -                 1,281                2,000
        Minority interest in
          income of consolidated
          joint venture                                          13,906               14,142               14,107
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                          57,031               50,181               64,363
        Loss (gain) on sale of land
          and buildings                                          99,031              (59,926)                    -
        Decrease (increase) in
          receivables                                               429               16,572               (3,118)
        Increase in prepaid
          expenses                                               (1,465)              (2,912)                  -
        Decrease in net investment
          in direct financing leases                            157,194              122,052              109,234
        Increase in accrued rental
          income                                               (219,757)            (342,862)            (352,069)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                       12,203              (15,650)              10,468
        Increase (decrease) in due
          to related parties                                     (4,505)               6,335                   -
        Increase (decrease) in
          rents paid in advance                                  42,638              (78,578)              42,676
                                                            -----------          -----------          -----------
            Total adjustments                                   365,676              (73,070)             104,622
                                                            -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                                $ 3,462,668          $ 3,263,685          $ 3,412,889
                                                            ===========          ===========          ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Mortgage notes accepted in
      exchange for sale of land
      and buildings                                         $ 1,375,000          $   460,000          $        -
                                                            ===========          ===========          ==========

    Distributions declared and
      unpaid at December 31                                 $ 1,050,000          $   962,500          $   945,000
                                                            ===========          ===========          ===========

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partner-ship records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                  Direct  financing  method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 88 percent interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in Asheville Joint Venture, CNL Restaurant Investments II and Middleburg Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Nine of the leases have been classified as operating leases and 19 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of 15 of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                     1996             1995
                                                  -----------      -----------

                  Land                            $ 9,167,336      $ 9,675,533
                  Buildings                         6,231,430        6,231,430
                                                  -----------      -----------
                                                   15,398,766       15,906,963
                  Less accumulated
                    depreciation                   (1,229,563)      (1,020,592)
                                                  -----------      -----------

                                                  $14,169,203      $14,886,371
                                                  ===========      ===========
                                       21

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         In July 1995, the Partnership sold its property in Ocoee, Florida, for $1,200,000 and received net sales proceeds of $1,184,865, resulting in a gain of $71,638 for financial reporting purposes. This property was originally acquired by the Partnership in November 1990 and had a cost of approximately $927,900, excluding acquisition fees and miscellaneous acquisition costs; therefore, the Partnership sold the property for approximately $257,000 in excess of its original purchase price. In September 1995, the Partnership reinvested $950,663 of the net sales proceeds in land and building of a Shoney's in North Fort Myers, Florida.

         In December 1995, the Partnership sold two of its properties in Jacksonville, Florida, for a total of $460,000 and accepted the sales proceeds in the form of two promissory notes (Note 6), resulting in a loss of $11,712 for financial reporting purposes.

         In October 1996, the Partnership sold its property in Orlando, Florida, to the tenant for $1,375,000 and accepted the sales proceeds in the form of a promissory note (Note 6). This property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the cumulative balance of such accrued rental income at the time of the sale of this property, resulting in a loss of $99,031 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $219,757, $342,862 and $352,069, respectively, of such rental income.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                      $ 1,694,371
                  1998                                        1,704,859
                  1999                                        1,704,859
                  2000                                        1,735,498
                  2001                                        1,825,526
                  Thereafter                                 14,868,044
                                                            -----------
                                                            $23,533,157
                                                            ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                  1996              1995
                                              ------------      -----------

            Minimum lease payments
              receivable                      $ 20,329,407      $ 23,393,940
            Estimated residual
              values                             3,040,615         3,229,496
            Less unearned income               (13,146,797)      (15,531,831)
                                              ------------      ------------

            Net investment in
              direct financing
              leases                          $ 10,223,225      $ 11,091,605
                                              ============      ============

         In July 1995 and October 1996, the Partnership sold its properties in Ocoee and Orlando, Florida, respectively, for which the building portions had been classified as a direct financing leases. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual values) and unearned income relating to these properties were removed from the accounts and the gain or loss from the sale relating to the land portions of the properties were reflected in income (Note 3).

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                                   $ 1,389,622
                  1998                                     1,389,622
                  1999                                     1,389,622
                  2000                                     1,389,622
                  2001                                     1,413,128
                  Thereafter                              13,357,791
                                                         -----------
                                                         $20,329,407
                                                         ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has an 86 percent and a 37 percent interest in the profits and losses of Asheville Joint Venture and CNL Restaurant Investments II, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. In connection therewith, the Partnership contributed $234,059 to the joint venture and has a 12 percent interest in the profits and losses of the joint venture.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:

         Asheville Joint Venture and Middleburg Joint Venture each own and lease one property, and CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                      1996           1995
                                                   ----------     ---------

            Land and buildings on
              operating leases, less
              accumulated depreciation             $6,654,361     $6,299,941
            Net investment in direct
              financing lease                       1,349,611             -
            Cash                                        9,859            387
            Receivables                                13,840             -
            Prepaid expenses                              888            278
            Accrued rental income                      91,074         65,254
            Liabilities                                 9,992            461
            Partners' capital                       8,109,641      6,365,399
            Revenues                                  862,821        711,701
            Net income                                688,253        539,159

         The Partnership recognized income totalling $266,500, $244,933 and $245,933 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:

         During 1995, the Partnership accepted two promissory notes in the principal sum totalling $460,000, in connection with the sale of two of its properties in Jacksonville, Florida. The promissory notes, which are collateralized by mortgages on the properties, bear interest at a rate of ten percent per annum, and are being collected in 119 equal monthly installments of $2,106 and $1,931, with balloon payments of $218,252 and $200,324, respectively, due in December 2005.

         In addition, in connection with the sale in 1996 of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000 plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Mortgage Notes Receivable - Continued:

         the property and is being collected in 12 monthly installments of interest only and thereafter, 168 equal monthly installments of principal and interest.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                          1996          1995
                                                       ----------    ----------

            Principal balance                          $1,846,011    $  460,000
            Accrued interest receivable                    16,251         3,833
                                                       ----------    ----------

                                                       $1,862,262    $  463,833
                                                       ==========    ==========

         The general partners believe that the estimated fair value of mortgage notes receivable at December 31, 1996, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions   of  net  cash  flow  and  a  return  of  their  capital
         contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


7.       Allocations and Distributions - Continued:

         in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,412,500, $3,325,002 and $3,307,500, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                     1996             1995              1994
                                                  ----------       ----------        -------
                  Net income for financial
                    reporting purposes            $3,096,992       $3,336,755        $3,308,267

                  Depreciation for tax
                    reporting purposes in
                    in excess of depreci-
                    ation for financial
                    reporting purposes              (219,372)        (219,653)         (221,663)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes               157,197          122,052           109,234

                  Allowance for doubtful
                    accounts                         (23,716)           8,067               (74)

                  Accrued rental income             (219,757)        (342,862)         (352,069)

                  Rents paid in advance               42,637          (70,010)           34,109

                  Gain or loss on sale of land
                    and  buildings  for tax
                    reporting purposes in
                    excess of gain or loss
                    for financial reporting
                    purposes                          99,031          161,548                -

                  Equity in earnings of
                    unconsolidated  joint
                    ventures for tax
                    reporting  purposes
                    in  excess  of (less
                    than)  equity  in
                    earnings of unconsolidated
                    joint ventures for financial
                    reporting purposes                13,320           (4,016)           10,074

                  Minority interest in
                    timing differences of
                    consolidated joint
                    venture                            1,677            2,783             2,858
                                                   ----------       ----------        ----------

                  Net income for federal
                    income tax purposes           $2,948,009       $2,994,664        $2,890,736
                                                  ==========       ==========        ==========

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, non-cumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         contributions. During the years ended December 31, 1996 and 1995, the Partnership incurred $41,250 and $13,800, respectively, in deferred, subordinated real estate disposition fees as the result of the sales of the property in Orlando, Florida, and the two properties in Jacksonville, Florida. No deferred, subordinated real estate disposition fees were incurred for the year ended December 1994.

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $89,317, $73,365 and $40,461 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                         1996            1995
                                                       -------         --------

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership        $    -          $ 2,481
                    Accounting and administrative
                      services                           1,830           3,854
                    Deferred, subordinated real
                      estate disposition fee            55,050          13,800
                                                       -------         -------
                                                       $56,880         $20,135
                                                       =======         =======

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures) for at least one of the years ended December 31:

                                                    1996       1995       1994
                                                  --------   --------   --------

            Golden Corral
                Corporation                       $663,889   $663,943   $653,615
            Restaurant Management
                Services, Inc.                     533,990    525,260    469,479
            Carrols Corporation                    526,034    532,990    536,989
            Flagstar Enterprises,
                Inc. and Quincy's
                Restaurants, Inc.                  356,720    363,335    370,614

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for the years ended December 31:

                                                 1996       1995       1994
                                               --------   --------   --------
                  Burger King                  $989,480   $987,871   $991,553
                  Golden Corral
                    Family Steakhouse
                    Restaurants                 681,042    663,943    653,615
                  Shoney's                      609,072    526,649    489,743

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these Properties for the on-going operations of the lessees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund

Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a
senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

         Title of Class            Name of Partner         Percent of Class
-------------------------------    ----------------------  ----------------
 General Partnership Interests     James M. Seneff, Jr.           45%
                                   Robert A. Bourne               45%
                                   CNL Realty Corporation         10%
                                                                 ----
                                                                 100%
                                                                 ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
----------------------------            -----------------------------          -------------------------------
Reimbursement to affiliates             Operating expenses are                 Operating expenses incurred on
for operating expenses                  reimbursed at the lower of             behalf of the Partnership:
                                        cost or 90 percent of the              $100,264
                                        prevailing rate at which
                                        comparable services could have         Accounting and administrative
                                        been obtained in the same              services:  $89,317
                                        geographic area.  Affiliates
                                        of the General Partners from
                                        time to time incur certain
                                        operating expenses on behalf
                                        of the Partnership for which
                                        the Partnership reimburses the
                                        affiliates without interest.




                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
----------------------------            -----------------------------          -------------------------------

Annual, subordinated  manage-           One percent of the sum of              $ - 0 -
ment fee to affiliates                  gross operating revenues from
                                        Properties wholly owned by the
                                        Partnership plus the
                                        Partnership's allocable share
                                        of gross revenues of joint
                                        ventures in which the
                                        Partnership is a co-venturer,
                                        subordinated to certain
                                        minimum returns to the Limited
                                        Partners.  The management fee
                                        will not exceed competitive
                                        fees for comparable services.
                                        Due to the fact that these are
                                        non-cumulative if the Limited
                                        Partners do not receive their
                                        10% Preferred Return in any
                                        particular years no management
                                        fees will be due or payable
                                        for such year.

Deferred, subordinated real             A deferred, subordinated real          $41,250
estate disposition fee payable          estate disposition fee,
to affiliates                           payable upon sale of one or
                                        more Properties, in an amount
                                        equal to the lesser of (i)
                                        one-half of a competitive real
                                        estate commission, or (ii)
                                        three percent of the sales
                                        price of such Property or
                                        Properties.  Payment of such
                                        fee shall be made only if
                                        affiliates of the General
                                        Partners provide a substantial
                                        amount of services in
                                        connection with the sale of a
                                        Property or Properties and
                                        shall be subordinated to
                                        certain minimum returns to the
                                        Limited Partners.  However, if
                                        the net sales are reinvested
                                        in a replacement property, no
                                        such real estate disposition
                                        fee will be incurred until
                                        such replacement property is
                                        sold an the net sales proceeds
                                        are distributed.




                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
----------------------------            -----------------------------          -------------------------------
General Partners' deferred,             A deferred, subordinated share         $ - 0 -
sub-ordinated share of                  equal to one percent of
Partnership net cash flow               Partnership distributions of
                                        net cash flow, subordinated to
                                        certain minimum returns to the
                                        Limited Partners.

General Partners' deferred,             A deferred, subordinated share         $ - 0 -
sub-ordinated share of                  equal to five percent of
Partnership net sales proceeds          Partnership distributions of
from a sale or sales                    such net sales proceeds,
                                        subordinated to certain
                                        minimum returns to the Limited
                                        Partners.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Financial Statements

    2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

            Schedule IV - Mortgage Loans on Real Estate at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

    3.  Exhibits

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange
                     Commission   on   April   1,   1996,   and incorporated
                     herein by reference.)

            10.1 Management Agreement between CNL Income Fund VIII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

            10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                     Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            27       Financial Data Schedule (Filed herewith.)

    (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                  CNL INCOME FUND VIII, LTD.

                                  By: CNL REALTY CORPORATION
                                      General Partner

                                      /s/ Robert A. Bourne
                                      ----------------------------
                                      ROBERT A. BOURNE, President


                                  By: ROBERT A. BOURNE
                                      General Partner

                                      /s/ Robert A. Bourne
                                      ---------------------------
                                      ROBERT A. BOURNE


                                  By: JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, JR.
                                      ----------------------------
                                      James M. Seneff, Jr.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                                Title                                   Date
       ---------                              ---------                                 ----
/s/ Robert A. Bourne                President Treasurer and Director               March 25, 1997
--------------------------         (Principal Financial and Accounting
Robert A. Bourne                   Officer)


 /s/ James M. Seneff, Jr.          Chief Executive Officer and Director            March 25, 1997
---------------------------        (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



                                                                                                       Costs Capitalized
                                                                                                           Subsequent
                                                                          Initial Cost                  To Acquisition
                                                                  ---------------------------       -----------------------
                                                                                  Buildings
                                                  Encum-                             and             Improve-      Carrying
                                                 brances           Land          Improvements         ments         Costs
                                                 -------         --------        -------------      ----------     ---------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Brandon, Florida                                -         $  478,467         $       -        $       -      $     -
      New City, New York                              -            372,977                 -                -            -
      Mansfield, Ohio                                 -            377,395                 -                -            -
      Syracuse, New York                              -            363,431                 -                -            -
      New Philadelphia, Ohio                          -            310,920                 -                -            -
      Baseball City, Florida (g)                      -            394,813                 -                -            -

    Denny's Restaurant:
      Tiffin, Ohio                                    -            143,592            335,971               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        College Station, Texas                        -            517,623                 -           877,505           -
        Houston, Texas                                -            663,999                 -         1,129,910           -
        Beaumont, Texas                               -            552,646                 -           893,054           -
        Grand Prairie, Texas                          -            681,824                 -           914,235           -

    Hardee's Restaurant:
      Jefferson, Ohio                                 -            150,587                 -                -            -

    Jack in the Box Restaurants:
      Waco, Texas                                     -            412,942                 -                -            -
      Mesa, Arizona                                   -            609,921                 -                -            -

    KFC Restaurant:
      Norton Shores, Michigan                         -            177,897                 -                -            -

    Perkins Restaurant:
      Memphis, Tennessee                              -            431,065                 -                -            -

    Popeyes Famous Fried
      Chicken Restaurant:
        Jacksonville, Florida                         -            103,063            114,507          149,978           -

    Quincy's Family Steakhouse
      Restaurant:
        Statesville, North Carolina                   -            257,225                 -                -            -

                                                                                                                 Life
           Gross Amount at Which Carried                                                                       on Which
              at Close of Period (c)                                                                         Depreciation
-------------------------------------------------                                                             in Latest
                    Buildings                                                  Date                             Income
                       and                                Accumulated         of Con-          Date          Statement is
   Land            Improvements           Total           Depreciation       struction       Acquired          Computed
----------         ------------        -----------        ------------       ---------       --------        ----------

$  478,467                   (f)       $   478,467          $       -            1991          10/90            (d)
   372,977                   (f)           372,977                  -            1977          03/91            (d)
   377,395                   (f)           377,395                  -            1989          03/91            (d)
   363,431                   (f)           363,431                  -            1987          03/91            (d)
   310,920                   (f)           310,920                  -            1989          03/91            (d)
   394,813                   (f)           394,813                  -            1991          02/91            (d)


   143,592           $  335,971            479,563              37,028           1990          03/91            (h)



   517,623              877,505          1,395,128             184,316           1990          09/90            (b)
   663,999            1,129,910          1,793,909             226,395           1990          10/90            (b)
   552,646              893,054          1,445,700             195,820           1990          11/90            (b)
   681,824              914,235          1,596,059             191,279           1990          11/90            (b)


   150,587                   (f)           150,587                  -            1990          11/90            (d)


   412,942                   (f)           412,942                  -            1991          11/90            (d)
   609,921                   (f)           609,921                  -            1991          02/92            (d)


   177,897                   (f)           177,897                  -            1990          03/91            (d)


   431,065                   (f)           431,065                  -            1990          11/90            (d)



   103,063              264,485            367,548              52,521           1979          09/90            (b)


   257,225                   (f)           257,225                  -            1991          10/91            (d)

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                             Costs Capitalized
                                                                    Initial Cost                 Subsequent
                                                              -------------------------       To Acquisition
                                                                          Buildings       ---------------------
                                                 Encum-                      and          Improve-    Carrying
                                                brances        Land      Improvements      ments       Costs
                                                --------     ---------   ------------     ---------   --------
    Shoney's Restaurants:
      Sun City, Florida                              -         382,883             -        736,865         -
      Brooksville, Florida                           -         233,288             -             -          -
      Bayonet Point, Florida                         -         418,464             -             -          -
      Memphis, Tennessee                             -         368,290        601,660            -          -
      North Fort Myers, Florida                      -         398,423             -             -          -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Midlothian, Virginia                         -         365,601             -        477,745         -
                                                            ----------     ----------    ----------   -------

                                                            $9,167,336     $1,052,138    $5,179,292   $     -
                                                            ==========     ==========    ==========   =======

Property of Joint Venture
  in Which the Partnership
  has an 86% Interest and
  has Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Asheville, North Carolina                      -      $  438,695     $  450,432    $       -    $     -
                                                            ==========     ==========    ==========   =======

Properties of Joint Venture in
  Which the  Partnership has a
  37% Interest and has
  Invested in Under Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio                                 -      $  345,696     $  651,985    $       -    $     -
      San Antonio, Texas                             -         350,479        623,615            -          -
      Pontiac, Michigan                              -         277,192        982,200            -          -
      Raceland, Louisiana                            -         174,019        986,879            -          -
      New Castle, Indiana                            -         264,239        662,265            -          -
      Hastings, Minnesota                            -         155,553        657,159            -          -
                                                            ----------     ----------    ----------   -------

                                                            $1,567,178     $4,564,103    $       -    $     -
                                                            ==========     ==========    ==========   =======

Property of Joint Venture
  in Which the Partnership
  has a 12% Interest and has
  Invested in Under an
  Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, OH                       -      $  521,571     $       -     $       -    $     -
                                                            ==========     ==========    ==========   =======


                                                                                                                Life
           Gross Amount at Which Carried                                                                       on Which
              at Close of Period (c)                                                                         Depreciation
---------------------------------------------------                                                            in Latest
                     Buildings                                                  Date                             Income
                        and                                Accumulated         of Con-          Date          Statement is
    Land            Improvements           Total           Depreciation       struction       Acquired          Computed
 ----------         ------------        -----------        ------------       ---------       --------        ----------

    382,883              736,865          1,119,748             143,201          1991           10/90            (b)
    233,288                   (f)           233,288                  -           1991           12/90            (d)
    418,464                   (f)           418,464                  -           1989           06/91            (d)
    368,290              601,660            969,950             108,079          1991           08/91            (b)
    398,423                   (f)           398,423                  -           1991           09/95            (d)



    365,601              477,745            843,346              90,924          1991           03/91            (b)
 ----------           ----------        -----------          ----------

 $9,167,336           $6,231,430        $15,398,766          $1,229,563
 ==========           ==========        ===========          ==========








 $  438,695           $  450,432        $   889,127          $   86,920          1986           03/91            (b)
 ==========           ==========        ===========          ==========








 $  345,696           $  651,985        $   997,681          $  114,380          1986           09/91            (b)
    350,479              623,615            974,094             109,403          1986           09/91            (b)
    277,192              982,200          1,259,392             172,311          1987           09/91            (b)
    174,019              986,879          1,160,898             173,132          1988           09/91            (b)
    264,239              662,265            926,504             116,184          1988           09/91            (b)
    155,553              657,159            812,712             115,288          1990           09/91            (b)
 ----------           ----------        -----------          ----------

 $1,567,178           $4,564,103        $ 6,131,281          $  800,698
 ==========           ==========        ===========          ==========









 $  521,571                   (f)       $   521,571          $       -           1995           05/96            (d)
 ==========                             ===========          ==========

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                                Costs Capitalized
                                                                                                 Subsequent
                                                               Initial Cost                      To Acquisition
                                                        ------------------------------      -----------------------
                                                                          Buildings
                                          Encum-                             and             Improve-      Carrying
                                         brances           Land          Improvements         ments         Costs
                                         -------       ----------        -------------      ----------    ---------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Brandon, Florida                        -         $       -          $       -        $  483,107     $     -
      New City, New York                      -                 -             629,110               -            -
      Mansfield, Ohio                         -                 -             560,698               -            -
      Syracuse, New York                      -                 -             549,253               -            -
      New Philadelphia, Ohio                  -                 -             592,918               -            -
      Baseball City, Florida (g)              -                 -                  -           551,446           -

    Hardee's Restaurants:
      Brunswick, Ohio                         -            116,199            457,907               -            -
      Grafton, Ohio                           -             66,092            411,798               -            -
      Jefferson, Ohio                         -                 -             443,444               -            -
      Lexington, Ohio                         -            124,707            433,264               -            -

    Jack in the Box Restaurant:
      Waco, Texas                             -                 -                  -           406,745           -
      Mesa, Arizona                           -                 -             583,429               -            -

    KFC Restaurants:
      Grand Rapids, Michigan                  -            169,175            620,623               -            -
      Norton Shores, Michigan                 -                 -             509,228               -            -

    Perkins Restaurant:
      Memphis, Tennessee                      -                 -                  -           594,154           -

    Quincy's Family Steakhouse
      Restaurant:
        Statesville, North Carolina           -                 -             705,444               -            -

    Shoney's Restaurants:
      Brooksville, Florida                    -                 -                  -           644,369           -
      Bayonet Point, Florida                  -                 -             575,985               -            -
      North Fort Myers, Florida               -                 -             552,240               -            -
                                                        ----------         ----------       ----------     -------

                                                        $  476,173         $7,625,341       $2,679,821     $     -
                                                        ==========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 12% Interest and has
  Invested in Under a Direct
  Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio              -         $       -          $1,357,288       $       -      $     -
                                                        ==========         ==========       ==========     =======







           Gross Amount at Which Carried                                                                      Life
                at Close of Period (c)                                                                    Depreciation
--------------------------------------------------                                                         in Latest
                    Buildings                                               Date                             Income
                       and                             Accumulated         of Con-          Date          Statement is
   Land            Improvements           Total        Depreciation       struction       Acquired          Computed
----------         ------------        -----------     ------------       ---------       --------        ----------





     -                 (f)                  (f)             (d)               1991          10/90             (d)
     -                 (f)                  (f)             (d)               1977          03/91             (d)
     -                 (f)                  (f)             (d)               1989          03/91             (d)
     -                 (f)                  (f)             (d)               1987          03/91             (d)
     -                 (f)                  (f)             (d)               1989          03/91             (d)
     -                 (f)                  (f)             (d)               1991          02/91             (d)


    (f)                (f)                  (f)             (e)               1990          11/90             (e)
    (f)                (f)                  (f)             (e)               1990          11/90             (e)
     -                 (f)                  (f)             (d)               1990          11/90             (d)
    (f)                (f)                  (f)             (e)               1990          11/90             (e)


     -                 (f)                  (f)             (d)               1991          11/90             (d)
     -                 (f)                  (f)             (d)               1991          02/92             (d)


    (f)                (f)                  (f)             (e)               1990          02/91             (e)
     -                 (f)                  (f)             (d)               1990          03/91             (d)


     -                 (f)                  (f)             (d)               1990          11/90             (d)



     -                 (f)                  (f)             (d)               1991          10/91             (d)


     -                 (f)                  (f)             (d)               1991          12/90             (d)
     -                 (f)                  (f)             (d)               1989          06/91             (d)
     -                 (f)                  (f)             (d)               1991          09/95             (d)











     -                 (f)                  (f)             (d)               1995          05/96             (d)


                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:



                                                                  Accumulated
                                                      Cost        Depreciation
                                                 -------------    -------------
      Properties the Partnership
        has Invested in Under
        Operating Leases:

          Balance, December 31, 1993              $16,101,234       $  628,704
          Reclassified from direct
            financing lease                           335,971               -
          Depreciation expense                             -           216,961
                                                  -----------       ----------

          Balance, December 31, 1994               16,437,205          845,665
          Acquisitions                                398,423               -
          Dispositions                               (928,665)         (41,368)
          Depreciation expense                             -           216,295
                                                  -----------       ----------

          Balance, December 31, 1995               15,906,963        1,020,592
          Dispositions                               (508,197)              -
          Depreciation expense                             -           208,971
                                                  -----------       ----------

          Balance, December 31, 1996              $15,398,766       $1,229,563
                                                  ===========       ==========


      Property of Joint Venture in Which
        the  Partnership has an 86%
        Interest and has Invested in
        Under an Operating Lease:

          Balance, December 31, 1993              $   889,127       $   41,876
          Depreciation expense                             -            15,015
                                                  -----------       ----------

          Balance, December 31, 1994                  889,127           56,891
          Depreciation expense                             -            15,015
                                                  -----------       ----------

          Balance, December 31, 1995                  889,127           71,906
          Depreciation expense                             -            15,014
                                                  -----------       ----------

          Balance, December 31, 1996              $   889,127       $   86,920
                                                  ===========       ==========

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



                                                          Accumulated
                                           Cost           Depreciation
                                      ------------        ------------

Properties of Joint Venture in
  Which the Partnership has a 37
  Interest and has Invested in
  Under Operating Leases:

    Balance, December 31, 1993         $ 6,131,281          $  344,288
    Depreciation expense                        -              152,136
                                       -----------          ----------

    Balance, December 31, 1994           6,131,281             496,424
    Depreciation expense                        -              152,137
                                       -----------          ----------

    Balance, December 31, 1995           6,131,281             648,561
    Depreciation expense                        -              152,137
                                       -----------          ----------

    Balance, December 31, 1996         $ 6,131,281          $  800,698
                                       ===========          ==========


Property of Joint Venture in
  Which the  Partnership  has
  a 12% Interest and has Invested
  in Under an Operating Lease:

    Balance, December 31, 1995         $        -           $       -
    Acquisition                            521,571                  -
    Depreciation expense (d)                    -                   -
                                       -----------          ---------

    Balance, December 31, 1996         $   521,571          $       -
                                       ===========          =========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $26,172,699 and $8,899,267, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


(g) The restaurant on this property was converted from a Popeyes Famous Fried Chicken Restaurant to a Burger King restaurant in February 1993.

(h) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 27 years.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1996

                                                                                                              Principal
                                                                                                                Amount
                                                                                                               of Loans
                                                                                              Carrying        Subject to
                                             Final       Periodic                  Face       Amount of       Delinquent
                           Interest        Maturity      Payment     Prior       Amount of    Mortgages        Principal
Description                  Rate            Date         Terms      Liens       Mortgages       (1)          or Interest
--------------------       --------     -------------    --------    -----      ----------   ----------       -----------
Church's
Jacksonville, FL
First Mortgage              10.00%      December 2005      (2)        $  -      $  240,000    $  240,655      $        -

Church's
Jacksonville, FL
First Mortgage              10.00%      December 2005      (3)           -         220,000       220,600               -

Ponderosa
Orlando, FL
First Mortgage              10.75%      October 2011       (4)           -       1,388,568      1,401,007              -
                                                                      -----     ----------     ----------     ----------

    Total                                                             $  -       $1,848,568    $1,862,262     $        -
                                                                      =====      ==========    ==========     ==========


(1)      The tax carrying value of the notes is $1,702,613.

(2) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $218,252.

(3) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $200,324.

(4) Twelve monthly payments of interest only and thereafter, 168 equal monthly payments of principal and interest at an annual rate of 10.75%.

(5)      The changes in the carrying amounts are summarized as follows:


                                          1996           1995           1994
                                       ----------     ----------     ---------

     Balance at beginning of
       period                          $  463,833     $       -      $       -

     New mortgage loans                 1,388,568        460,000             -

     Accrued interest                      16,251          3,833             -

     Collection of principal and
       interest                            (6,390)            -              -
                                       ----------     ----------     ---------

     Balance at end of period          $1,862,262     $  463,833     $       -
                                       ==========     ==========     =========

                                    EXHIBITS

                                 EXHIBIT INDEX


Exhibit Number                                                              Page


      3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

      4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

      4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.1 Management Agreement between CNL Income Fund VIII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)