Form 10-Q
period 1997-03-31
CNL INCOME FUND VIII LTD
filed 1997-05-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------


                                    OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------


                           Commission file number
                                   0-19139


                           CNL Income Fund VIII, Ltd.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                             59-2963338
-----------------------------           ------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                  32801
----------------------------            ------------------------
(Address of principal                          (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                         (407) 422-1574
                                         ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                           -----        -----

                                    CONTENTS



Part I                                                                     Page
                                                                           ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                                1

    Condensed Statements of Income                                          2

    Condensed Statements of Partners' Capital                               3

    Condensed Statements of Cash Flows                                      4

    Notes to Condensed Financial Statements                                 5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                          6-8

Part II

  Other Information                                                          9

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                 March 31,          December 31,
            ASSETS                                 1997                1996
            ------                              -----------         ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,281,806 and
  $1,229,563                                    $14,116,960          $14,169,203
Net investment in direct financing
  leases                                         10,180,621           10,223,225
Investment in joint ventures                      2,919,216            2,940,826
Mortgage notes receivable                         1,861,576            1,862,262
Cash and cash equivalents                         1,364,440            1,476,274
Receivables, less allowance for
  doubtful accounts of $5,614 and
  $4,775                                             26,189               25,675
Prepaid expenses                                      6,835                4,377
Accrued rental income                             1,716,060            1,682,593
Other assets                                         52,671               52,671
                                                -----------          -----------
                                                $32,244,568          $32,437,106
                                                ===========          ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                $     6,958          $     7,693
Escrowed real estate taxes payable                   21,139               15,138
Distributions payable                               787,500            1,050,000
Due to related parties                               58,675               56,880
Rents paid in advance                               105,521               74,502
                                                -----------          -----------
    Total liabilities                               979,793            1,204,213

Minority interest                                   108,088              108,059

Partners' capital                                31,156,687           31,124,834
                                                -----------          -----------
                                                $32,244,568          $32,437,106
                                                ===========          ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended
                                                             March 31,
                                                     1997               1996
                                                  ----------         ---------
Revenues:
  Rental income from operating leases             $  456,844        $  471,814
  Earned income from direct financing
    leases                                           304,801           335,093
  Contingent rental income                            29,388             5,353
  Interest and other income                           59,742            25,252
                                                  ----------        ----------
                                                     850,775           837,512
                                                  ----------        ----------
Expenses:
  General operating and administrative                33,793            42,979
  Professional services                                5,224             9,396
  State and other taxes                                5,022             4,740
  Depreciation and amortization                       52,243            52,243
                                                  ----------        ----------
                                                      96,282           109,358
                                                  ----------        ----------
Income Before Minority Interest in
  Income of Consolidated Joint
  Venture and Equity in Earnings
  of Unconsolidated Joint Ventures                   754,493           728,154

Minority Interest in Income of
  Consolidated Joint Venture                          (3,389)           (3,459)

Equity in Earnings of Unconsolidated
  Joint  Ventures                                     68,249            60,390
                                                  ----------        ----------

Net Income                                        $  819,353        $  785,085
                                                  ==========        ==========
Allocation of Net Income:
  General partners                                $    8,194        $    7,851
  Limited partners                                   811,159           777,234
                                                  ----------        ----------
                                                  $  819,353        $  785,085
                                                  ==========        ==========
Net Income Per Limited Partner Unit               $    0.023        $    0.022
                                                  ==========        ==========
Weighted Average Number of Limited
  Partner Units Outstanding                       35,000,000        35,000,000
                                                  ==========        ==========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                      Quarter Ended          Year Ended
                                        March 31,           December 31,
                                          1997                  1996
                                      -------------         ------------
General partners:
  Beginning balance                    $   194,025         $   162,612
  Net income                                 8,194              31,413
                                       -----------         -----------
                                           202,219             194,025
                                       -----------         -----------

Limited partners:
  Beginning balance                     30,930,809          31,277,730
  Net income                               811,159           3,065,579
  Distributions ($0.023 and
    $0.098 per limited
    partner unit, respectively)           (787,500)         (3,412,500)
                                       -----------         -----------
                                        30,954,468          30,930,809
                                       -----------         -----------

Total partners' capital                $31,156,687         $31,124,834
                                       ===========         ===========




           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                          March 31,
                                                    1997            1996
                                                -----------      -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                $   940,846      $   836,188
                                                -----------      -----------
    Cash Flows from Investing
      Activities:
        Collections on mortgage notes
          receivable                                    680              615
        Additions to land and
          building on operating leases                   -            (1,135)
        Investment in direct financing
          leases                                         -            (1,326)
                                                -----------      -----------
            Net cash provided by (used
              in) investing activities                  680           (1,846)
                                                -----------      -----------
    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                               (1,050,000)        (962,500)
        Distributions to holder of
          minority interest                          (3,360)          (3,432)
                                                -----------      -----------
            Net cash used in financing
              activities                         (1,053,360)        (965,932)
                                                -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                      (111,834)        (131,590)

Cash and Cash Equivalents at Beginning
  of Quarter                                      1,476,274        1,620,865
                                                -----------      -----------
Cash and Cash Equivalents at End
  of Quarter                                    $ 1,364,440      $ 1,489,275
                                                ===========      ===========
Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                         $   787,500      $   787,500
                                                ===========      ===========





           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                     (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                         Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in CNL Income Fund VIII, Ltd.'s Form 10-K for the year ended December 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $940,846 and $836,188 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operation" below, and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,364,440 invested in such short-term investments as compared to $1,476,274 at December 31, 1996. The decrease in cash and cash equivalents during the quarter ended March 31, 1997, was primarily attributable to the payment of a special distribution to the limited partners of $262,500 in January 1997 of cumulative excess operating reserves. The funds remaining at March 31, 1997, after payment of distributions for the quarter ended March 31, 1997, and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $979,793 at March 31, 1997, from $1,204,213 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $262,500 at December 31, 1996, as described above, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1996, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly owned Properties and during the quarter ended March 31, 1997, the Partnership and its consolidated joint venture owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership and Woodway Joint Venture earned $761,645 and $806,907, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease of approximately $43,400 as a result of the sale of the Property in Orlando, Florida, in October 1996. However, as a result of the Partnership accepting a mortgage note for this property, interest income increased during the quarter ended March 31, 1997, as discussed below.

         For the quarters ended March 31, 1997 and 1996, the Partnership also earned $29,388 and $5,353, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts as of the quarter ended March 31, 1997, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         Interest and other income were $59,742 and $25,252 for the quarters ended March 31, 1997 and 1996, respectively. The increase in interest and other income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property located in Orlando, Florida, in October 1996.

         For the quarter ended March 31, 1996, the Partnership owned and leased seven Properties indirectly through joint venture arrangements. During the quarter ended March 31, 1997, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $68,249 and $60,390, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $96,282 and $109,358 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.

                          PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.

                                   CNL INCOME FUND VIII, LTD.

                                   By:    CNL REALTY CORPORATION
                                          General Partner


                                          By:  /s/ James M. Seneff, Jr.
                                               ----------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                          By:  /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)