Form 10-Q
period 1997-06-30
CNL INCOME FUND VIII LTD
filed 1997-08-07
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( )                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                     0-19139


                     CNL Income Fund VIII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                             59-2963338
    (State or other juris-                  (I.R.S. Employer
   diction of incorporation                Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                  32801
   (Address of principal                       (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                    Page

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              June 30,              December 31,
            ASSETS                                                              1997                    1996
            ------                                                           -----------            --------
Land and buildings on operating
  leases, less accumulated
  depreciation of $1,334,048 and,
  $1,229,563                                                                 $14,064,718            $14,169,203
Net investment in direct financing
  leases                                                                      10,136,738             10,223,225
Investment in joint ventures                                                   2,904,211              2,940,826
Mortgage notes receivable                                                      1,860,873              1,862,262
Cash and cash equivalents                                                      1,417,742              1,476,274
Receivables, less allowance for
  doubtful accounts of $15,507 and
  $4,775                                                                          27,650                 25,675
Prepaid expenses                                                                  10,199                  4,377
Accrued rental income, less allow-
  ance for doubtful accounts of
  $3,001 in 1997                                                               1,746,524              1,682,593
Other assets                                                                      52,671                 52,671
                                                                             -----------            -----------

                                                                             $32,221,326            $32,437,106
                                                                             ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     5,469            $     7,693
Escrowed real estate taxes payable                                                24,406                 15,138
Distributions payable                                                            787,501              1,050,000
Due to related parties                                                            58,336                 56,880
Rents paid in advance                                                             81,019                 74,502
                                                                             -----------            -----------
    Total liabilities                                                            956,731              1,204,213

Minority interest                                                                108,200                108,059

Partners' capital                                                             31,156,395             31,124,834
                                                                             -----------            -----------

                                                                             $32,221,326            $32,437,106
                                                                             ===========            ===========












            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Six Months Ended
                                                               June 30,                            June 30,
                                                      1997             1996              1997              1996
                                                   ----------       ----------        ----------        -------
Revenues:
  Rental income from
    operating leases                               $  444,764       $  473,722        $  901,608        $  945,536
  Earned income from direct
    financing leases                                  303,521          333,932           608,322           669,025
  Contingent rental income                              2,552            2,317            31,940             7,670
  Interest and other income                            62,054           23,938           121,796            49,190
                                                   ----------       ----------        ----------        ----------
                                                      812,891          833,909         1,663,666         1,671,421
                                                   ----------       ----------        ----------        ----------

Expenses:
  General operating and
    administrative                                     36,296           39,227            70,089            82,206
  Professional services                                 5,186            4,592            10,410            13,988
  State and other taxes                                    59               16             5,081             4,756
  Depreciation and
    amortization                                       52,242           52,242           104,485           104,485
                                                   ----------       ----------        ----------        ----------
                                                       93,783           96,077           190,065           205,435
                                                   ----------       ----------        ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                                719,108          737,832         1,473,601         1,465,986

Minority Interest in
  Income of Consolidated
  Joint Venture                                        (3,441)          (3,484)           (6,830)           (6,943)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                             71,542           63,312           139,791           123,702
                                                   ----------       ----------        ----------        ----------

Net Income                                         $  787,209       $  797,660        $1,606,562        $1,582,745
                                                   ==========       ==========        ==========        ==========

Allocation of Net Income:
  General partners                                 $    7,872       $    7,976        $   16,066        $   15,827
  Limited partners                                    779,337          789,684         1,590,496         1,566,918
                                                   ----------       ----------        ----------        ----------

                                                   $  787,209       $  797,660        $1,606,562        $1,582,745
                                                   ==========       ==========        ==========        ==========

Net Income Per Limited
  Partner Unit                                     $    0.022       $    0.023        $    0.045        $    0.045
                                                   ==========       ==========        ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      35,000,000       35,000,000        35,000,000        35,000,000
                                                   ==========       ==========        ==========        ==========









           See accompanying notes to condensed financial statements.,

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended               Year Ended
                                                                            June 30,                  December 31,
                                                                              1997                        1996
                                                                        ----------------              --------
General partners:
  Beginning balance                                                      $   194,025                 $   162,612
  Net income                                                                  16,066                      31,413
                                                                         -----------                 -----------
                                                                             210,091                     194,025
                                                                         -----------                 -----------

Limited partners:
  Beginning balance                                                       30,930,809                  31,277,730
  Net income                                                               1,590,496                   3,065,579
  Distributions ($0.045 and
    $0.098 per limited
    partner unit, respectively)                                           (1,575,001)                 (3,412,500)
                                                                         -----------                 -----------
                                                                          30,946,304                  30,930,809
                                                                         -----------                 -----------

Total partners' capital                                                  $31,156,395                 $31,124,834
                                                                         ===========                 ===========










            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 1997                   1996
                                                                             -----------             -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                             $ 1,784,279             $ 1,720,991
                                                                             -----------             -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          building on operating leases                                                 -                  (1,135)
        Investment in direct financing
          leases                                                                       -                  (1,326)
        Investment in joint venture                                                    -                (235,611)
        Collections on mortgage notes
          receivable                                                               1,378                   1,247
                                                                             -----------             -----------
            Net cash provided by (used
              in) investing activities                                             1,378                (236,825)
                                                                             -----------             -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                                            (1,837,500)             (1,750,000)
        Distributions to holder of
          minority interest                                                       (6,689)                 (6,747)
                                                                             -----------             -----------
            Net cash used in financing
              activities                                                      (1,844,189)             (1,756,747)
                                                                             -----------             -----------

Net Decrease in Cash and Cash
  Equivalents                                                                    (58,532)               (272,581)

Cash and Cash Equivalents at Beginning
  of Period                                                                    1,476,274               1,620,865
                                                                             -----------             -----------

Cash and Cash Equivalents at End
  of Period                                                                  $ 1,417,742             $ 1,348,284
                                                                             ===========             ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                                                       $   787,501             $   787,500
                                                                             ===========             ===========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,784,279 and $1,720,991 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,417,742 invested in such short-term investments, as compared to $1,476,274 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997, was primarily attributable to the payment of a special distribution to the limited partners of $262,500 in January 1997 of cumulative excess operating reserves. The funds remaining at June 30, 1997, after payment of distributions for the six months ended June 30, 1997, and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $956,731 at June 30, 1997, from $1,204,213 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $262,500 at December 31, 1996, as described above, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,575,001 and $1,575,000 for the six months ended June 30, 1997 and 1996, respectively ($787,501 and $787,500 for the quarters ended June 30, 1997 and 1996, respectively). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1996) and during the six months ended June 30, 1997, the Partnership and its consolidated joint venture owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership and Woodway Joint Venture earned $1,509,930 and $1,614,561, respectively, in rental income from operating leases and earned income from direct financing leases, $748,285 and $807,654 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease of approximately $43,300 and $86,600, respectively, as a result of the sale of the Property in Orlando, Florida, in October 1996. However, as a result of the Partnership accepting a mortgage note for this property, interest income increased during the quarter and six months ended June 30, 1997, as discussed below.

         For the six months ended June 30, 1997 and 1996, the Partnership also earned $31,940 and $7,670, respectively, in contingent rental income, $2,552 and $2,317 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in contingent rental income during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts as of the six months ended June 30, 1997, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         Interest and other income were $121,796 and $49,190 for the six months ended June 30, 1997 and 1996, respectively, $62,054 and $23,938 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property located in Orlando, Florida, in October 1996.

         For the six months ended June 30, 1997 and 1996, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $139,791 and $123,702, respectively, attributable to net income earned by these unconsolidated joint ventures, $71,542 and $63,312 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $190,065 and $205,435 for the six months ended June 30, 1997 and 1996, respectively, of which $93,783 and $96,077 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the six months ended June 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 1997.

                           CNL INCOME FUND VIII, LTD.

                              By:      CNL REALTY CORPORATION
                                       General Partner


                                       By:  /s/ James M. Seneff, Jr.
                                            -------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                       By:      /s/ Robert A. Bourne
                                             -------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)