Form 10-Q
period 1997-09-30
CNL INCOME FUND VIII LTD
filed 1997-10-31
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                              Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                        1

    Condensed Statements of Income                                  2

    Condensed Statements of Partners' Capital                       3

    Condensed Statements of Cash Flows                              4

    Notes to Condensed Financial Statements                         5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  6-9


Part II

  Other Information                                                 10

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                       September 30,           December 31,
            ASSETS                          1997                   1996
            ------                     -------------           -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,386,291 and,
  $1,229,563                            $14,012,475            $14,169,203
Net investment in direct financing
  leases                                 10,091,536             10,223,225
Investment in joint ventures              2,888,079              2,940,826
Mortgage notes receivable                 1,860,153              1,862,262
Cash and cash equivalents                 1,537,453              1,476,274
Receivables, less allowance for
  doubtful accounts of $18,796 and
  $4,775                                     27,245                 25,675
Prepaid expenses                              8,421                  4,377
Accrued rental income, less allow-
  ance for doubtful accounts of
  $4,501 in 1997                          1,778,491              1,682,593
Other assets                                 52,671                 52,671
                                        -----------            -----------

                                        $32,256,524            $32,437,106
                                        ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     4,156            $     7,693
Escrowed real estate taxes payable           29,272                 15,138
Distributions payable                       787,501              1,050,000
Due to related parties                       64,594                 56,880
Rents paid in advance                        95,726                 74,502
                                        -----------            -----------
    Total liabilities                       981,249              1,204,213

Minority interest                           108,297                108,059

Partners' capital                        31,166,978             31,124,834
                                        -----------            -----------

                                        $32,256,524            $32,437,106
                                        ===========            ===========












            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Nine Months Ended
                                                             September 30,                      September 30,
                                                      1997             1996              1997              1996
                                                   ----------       ----------        ----------        -------
Revenues:
  Rental income from
    operating leases                               $  452,867       $  458,994        $1,354,475        $1,404,530
  Earned income from direct
    financing leases                                  302,203          332,736           910,525         1,001,761
  Contingent rental income                              2,547            4,441            34,487            12,111
  Interest and other income                            60,005           26,288           181,801            75,478
                                                   ----------       ----------        ----------        ----------
                                                      817,622          822,459         2,481,288         2,493,880
                                                   ----------       ----------        ----------        ----------

Expenses:
  General operating and
    administrative                                     33,808           39,581           103,897           121,787
  Professional services                                 4,632            5,321            15,042            19,309
  State and other taxes                                    -                -              5,081             4,756
  Depreciation and
    amortization                                       52,243           52,243           156,728           156,728
                                                   ----------       ----------        ----------        ----------
                                                       90,683           97,145           280,748           302,580
                                                   ----------       ----------        ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures
  and Provision for Loss
  on Land and Building                                726,939          725,314         2,200,540         2,191,300

Minority Interest in
  Income of Consolidated
  Joint Venture                                        (3,436)          (3,485)          (10,266)          (10,428)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                             74,581           69,183           214,372           192,885

Provision for Loss on
  Land and Building                                        -           (99,031)               -            (99,031)
                                                   ----------       ----------        ----------        ----------

Net Income                                         $  798,084       $  691,981        $2,404,646        $2,274,726
                                                   ==========       ==========        ==========        ==========

Allocation of Net Income:
  General partners                                 $    7,981       $    7,396        $   24,046        $   23,223
  Limited partners                                    790,103          684,585         2,380,600         2,251,503
                                                   ----------       ----------        ----------        ----------

                                                   $  798,084       $  691,981        $2,404,646        $2,274,726
                                                   ==========       ==========        ==========        ==========

Net Income Per Limited
  Partner Unit                                     $    0.023       $    0.020        $    0.068        $    0.064
                                                   ==========       ==========        ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      35,000,000       35,000,000        35,000,000        35,000,000
                                                   ==========       ==========        ==========        ==========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                    Nine Months Ended               Year Ended
                                       September 30,               December 31,
                                           1997                        1996
                                    -----------------              ------------

General partners:
  Beginning balance                   $   194,025                 $   162,612
  Net income                               24,046                      31,413
                                      -----------                 -----------
                                          218,071                     194,025
                                      -----------                 -----------

Limited partners:
  Beginning balance                    30,930,809                  31,277,730
  Net income                            2,380,600                   3,065,579
  Distributions ($0.068 and
    $0.098 per limited
    partner unit, respectively)        (2,362,502)                 (3,412,500)
                                      -----------                 -----------
                                       30,948,907                  30,930,809
                                      -----------                 -----------

Total partners' capital               $31,166,978                 $31,124,834
                                      ===========                 ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Nine Months Ended
                                                      September 30,
                                               1997                   1996
                                           -----------             -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                           $ 2,694,116             $ 2,647,878
                                           -----------             -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          building on operating leases              -                   (1,135)
        Investment in direct financing
          leases                                    -                   (1,326)
        Investment in joint venture                 -                 (234,059)
        Collections on mortgage notes
          receivable                             2,092                   1,893
                                           -----------             -----------
            Net cash provided by (used
              in) investing activities           2,092                (234,627)
                                           -----------             -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                          (2,625,001)             (2,537,500)
        Distributions to holder of
          minority interest                    (10,028)                (10,125)
                                           -----------             -----------
            Net cash used in financing
              activities                    (2,635,029)             (2,547,625)
                                           -----------             -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              61,179                (134,374)

Cash and Cash Equivalents at Beginning
  of Period                                  1,476,274               1,620,865
                                           -----------             -----------

Cash and Cash Equivalents at End
  of Period                                $ 1,537,453             $ 1,486,491
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,694,116 and $2,647,878 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,537,453 invested in such short-term investments, as compared to $1,476,274 at December 31, 1996. The increase in cash and cash equivalents during the nine months ended September 30, 1997, was partially offset by the payment of a special distribution to the limited partners of $262,500 in January 1997 of cumulative excess operating reserves. The funds remaining at September 30, 1997, after payment of distributions for the quarter ended September 30, 1997, and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $981,249 at September 30, 1997, from $1,204,213 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $262,500 at December 31, 1996, as described above, which was paid in January 1997. The decrease in liabilities was partially offset by an increase in rents paid in advance during the nine months ended September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $2,362,502 and $2,362,500 for the nine months ended September 30, 1997 and 1996, respectively ($787,501 and $787,500 for the quarters ended September 30, 1997 and 1996, respectively). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1996) and during the nine months ended September 30, 1997, the Partnership and its consolidated joint venture owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership and Woodway Joint Venture earned $2,265,000 and $2,406,291, respectively, in rental income from operating leases and earned income from direct financing leases, $755,070 and $791,730 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease of approximately $28,500 and $115,100, respectively, as a result of the sale of the Property in Orlando, Florida, in October 1996. However, as a result of the Partnership accepting a mortgage note for this property, interest income increased during the quarter and nine months ended September 30, 1997, as discussed below.

         For the nine months ended September 30, 1997 and 1996, the Partnership also earned $34,487 and $12,111, respectively, in contingent rental income, $2,547 and $4,441 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts as of the nine months ended September 30, 1997, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         Interest and other income were $181,801 and $75,478 for the nine months ended September 30, 1997 and 1996, respectively, $60,005 and $26,288 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property located in Orlando, Florida, in October 1996.

         For the nine months ended September 30, 1997 and 1996, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $214,372 and $192,885, respectively, attributable to net income earned by these unconsolidated joint ventures, $74,581 and $69,183 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $280,748 and $302,580 for the nine months ended September 30, 1997 and 1996, respectively, of which $90,683 and $97,145 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, the decrease in operating expenses for the nine months ended September 30, 1997 was due to a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the nine months ended September 30, 1996.

         During the quarter and nine months ended September 30, 1996, the Partnership recorded a provision for loss on land and building in the amount of $99,031 for financial reporting purposes, relating to the Property in Orlando, Florida. This provision represented the difference between (i) the Property's carrying value plus the additional rental income (accrued rental income) recognized since inception of the lease relating to the straight-lining of future scheduled rent increases for this Property in accordance with generally accepted accounting principles and (ii) the net realizable value of the Property based on the sales proceeds of $1,375,000 accepted in the form of a promissory note from the sale of this Property in October 1996. The Partnership wrote-off the non-recoverable portion of the accrued rental income as a result of the anticipated October 1996 sale, resulting in the provision for loss on land and building during the nine months ended September 30, 1996. Due to the fact that the straight-lining of future scheduled rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 29th day of October, 1997.

                           CNL INCOME FUND VIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             ---------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                   By:      /s/ Robert A. Bourne
                                            --------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)