Form 10-K405
period 1997-12-31
CNL INCOME FUND VIII LTD
filed 1998-03-17
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $1 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Shoney's in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, to acquire one additional Property indirectly through a joint venture in which the Partnership is a co-venturer. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. As a result of the above transactions the Partnership currently owns 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 14 to 20 years (the average being 18 years), and expire between 2005 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

Major Tenants

         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, Woodway Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements, Asheville Joint Venture, CNL Restaurant Investments II, and Middleburg Joint Venture with affiliates of the General Partners, to purchase and hold eight Properties.

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

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its
Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 36 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,400 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 10,900 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2005) and the average minimum base annual rent is approximately $163,500 (ranging from approximately $145,500 to $189,700).

         Restaurant Management Services leases four Shoney's restaurants and one Popeyes restaurant. The initial term of each lease is 20 years (expiring between 2010 and 2015) and the average minimum base annual rent is approximately $104,500 (ranging from approximately $41,300 to $139,400).

         Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $113,600 (ranging from approximately $108,800 to $122,800).

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,441 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $.95 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.


                                                    1997 (1)                            1996 (1)
                                      ----------------------------------       ---------------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                      $1.00     $ .80       $ .91        $ .95     $ .95       $ .95
         Second Quarter                       (2)       (2)         (2)          .95       .86         .93
         Third Quarter                       1.00       .88         .94          .90       .61         .75
         Fourth Quarter                       (2)       (2)         (2)          .75       .55         .65

(1) A total of 62,676 and 185,355 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,150,003 and $3,412,500, respectively, to the Limited Partners. For the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $262,500, which represented cumulative excess operating reserves. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         Quarter Ended              1997            1996
         -------------           ----------      -------
         March 31                  $787,500        $787,500
         June 30                    787,501         787,500
         September 30               787,501         787,500
         December 31 (1)            787,501       1,050,000

         (1) Includes special distributions to Limited Partners of $262,500, for the quarter ended December 31, 1996.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data


                                      1997            1996            1995            1994           1993
                                 -------------   -------------   -------------   -------------  ------------
Year Ended December 31:
  Revenues (1)                    $  3,619,489    $  3,593,610    $  3,667,137    $  3,670,207   $  3,674,304
  Net income (2)                     3,241,567       3,096,992       3,336,755       3,308,267      3,307,794
  Cash distributions declared (3)    3,150,003       3,412,500       3,325,002       3,307,500      3,150,000
  Net income per Unit (2)                 .092            .088            .094            .094           .094
  Cash distributions declared
     per Unit (3)                         .090            .098            .095            .095           .090

At December 31:
   Total assets                    $32,258,296     $32,437,106     $32,575,586     $32,615,349    $32,403,393
   Partners' Capital                31,216,398      31,124,834      31,440,342      31,428,589     31,427,822

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 36 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,543,056, $3,462,668 and $3,263,685 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash from operations for 1997, as compared to 1996, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital, and the increase in cash from operations for 1996, as compared to 1995, was primarily a result of changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In December 1995, the Partnership sold its two Properties in Jacksonville, Florida, to the subtenant for a total of $460,000, and in connection therewith, accepted promissory notes in the principal sums of $240,000 and $220,000, collateralized by mortgages on the Properties. The notes bear interest at a rate of ten percent per annum and are being collected in 119 equal monthly installments of $2,106 and $1,931 with balloon payments of $218,252 and $200,324, respectively, due in December 2005. As a result of the sale of the two Properties, the Partnership recognized a loss of $11,712 for financial reporting purposes for the year ended December 31, 1995. The mortgage notes receivable balances at December 31, 1997 and 1996, of $458,407 and $461,255, respectively, include accrued interest of $3,788 and $3,812, respectively, relating to these two Properties. Proceeds received from the collection of these mortgage notes will be distributed to the Limited Partners or will be used for other Partnership purposes.

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

         In October 1996, the Partnership sold its Property in Orlando, Florida, to the tenant for $1,375,000. In connection therewith, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000 plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum and is collateralized by a mortgage on the Property. The promissory note is being collected in 12 monthly installments of interest only, afterwards, in 24 monthly installments of $15,413 consisting of principal and interest, and thereafter in 144 monthly installments of $16,220 consisting of principal and interest. The mortgage note receivable balances at December 31, 1997 and 1996 of $1,394,979 and $1,401,007, respectively, include accrued interest of $12,386 and $12,439, respectively, relating to this Property. Proceeds received from the collection of this mortgage note will be distributed to the Limited Partners or will be used for other Partnership purposes. This Property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $99,031 for financial reporting purposes. Due to the fact that the straight lining of future scheduled rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,602,236 invested in such short-term investments as compared to $1,476,274 at December 31, 1996. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates incurred $80,998, $100,264 and $95,550, respectively, for certain operating expense on behalf of the
Partnership. As of December 31, 1997 and 1996 the Partnership owed $4,599 and $1,830, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. In addition, during the years ended December 31, 1996 and 1995, the Partnership incurred $41,250 and $13,800, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Property in Orlando, Florida, and the two Properties in Jacksonville, Florida. No such fees were incurred during the year ended December 31, 1997. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, decreased to $873,875 December 31, 1997, from $1,147,333 at December 31, 1996. The decrease in other liabilities is primarily attributable to the Partnership's accruing a special distribution payable to the Limited Partners of $262,500 at December 31, 1996, from cumulative excess operating reserves. No special distribution payable was accrued at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,150,003, $3,412,500 and $3,325,002 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.090 per Unit for the year ended December 31, 1997, $0.098 per Unit for the year ended December 31, 1996 and $0.095 per Unit for the year ended December 31, 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 31 wholly-owned Properties (including one Property in Ocoee, Florida, which was sold in July 1995, and two Properties in Jacksonville, Florida, which were sold in December
1995), during 1996, the Partnership owned and leased 28 wholly-owned Properties (including one Property in Orlando, Florida, which was sold in October 1996) and during 1997, the Partnership owned and leased 28 wholly-owned Properties. In addition, during 1995, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property, and one joint venture that owned and leased six Properties, and during 1996 and 1997, the Partnership was a co-venturer in four joint ventures that owned and leased a total of nine Properties. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 36 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership and its consolidated joint venture, Woodway Joint Venture, earned $3,015,642, $3,182,058 and $3,300,816, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, is primarily attributable to a decrease of approximately $141,300, as a result of the sale of the Property in Orlando, Florida, in October 1996, as described above in "Liquidity and Capital Resources."

         Rental and earned income decreased approximately $53,600 during the year ended December 31, 1996, as compared to the year ended December 31, 1995, as a result of the sale of two Properties located in Jacksonville, Florida, in December 1995. In addition, rental and earned income decreased approximately $45,400 during 1996, as compared to 1995, as a result of the sale of the Property in Orlando, Florida, in October 1996 as described above. However, as a result of Partnership accepting mortgage notes for the sale of the two
Properties located in Jacksonville, Florida, and the Property located in Orlando, Florida, interest income increased during the years ended December 31, 1997 and 1996, each as compared to the previous year, as discussed below.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $85,735, $31,712 and $59,085, respectively, in contingent rental income. The increase in contingent rental income during 1997 as compared to 1996, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 1996, as compared to 1995, is partially attributable to decreases in gross sales relating to certain Properties.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $238,338 , $127,246 and $76,445, respectively, in interest and other income. The increase in interest and other income during 1997 and 1996, each as compared to the previous year, is primarily attributable to the interest earned on the mortgage notes accepted in connection with the sale of the one Property located in Orlando, Florida, in October 1996 and the two Properties located in Jacksonville, Florida, in December 1995.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $293,480, $266,500 and $244,933, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997 and 1996, each as compared to the previous year, is primarily attributable to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

         During at least one of the years ended December 31, 1997, 1996 and 1995, four lessees of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Carrols Corporation (iii) Restaurant Management Services, Inc. and (iv) Flagstar Enterprises, Inc. and Quincy's Inc. (which are affiliated entities under common control of Flagstar Corporation) (herein after referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by joint ventures). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants and Flagstar Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the three years ended December 31, 1997, 1996 and 1995, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $377,922, $397,587 and $390,308 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses
during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The increase in operating expenses during 1996 as compared to 1995, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in 1995. The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense as a result of the sale of the two properties located in Jacksonville, Florida, in December 1995, as described above in "Liquidity and Capital Resources."

         As a result of the 1996 sale of the Property in Orlando, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $99,031 for the year ended December 31, 1996. In addition, as a result of the 1995 sales of the Property in Ocoee, Florida, and the two Properties in Jacksonville, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $71,638 and a loss of $11,712, respectively, during the year ended December 31, 1995. No Properties were sold during 1997.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
--------------------------------


Orlando, Florida
January 12, 1998

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                       December 31,
              ASSETS                             1997              1996
              ------                          -----------       ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                $13,960,232       $14,169,203
Net investment in direct financing
  leases                                       10,044,975        10,223,225
Investment in joint ventures                    2,877,717         2,940,826
Mortgage notes receivable                       1,853,386         1,862,262
Cash and cash equivalents                       1,602,236         1,476,274
Receivables, less allowance for
  doubtful accounts of $19,228 and
  $4,775                                           51,393            25,675
Prepaid expenses                                    4,357             4,377
Accrued rental income, less
  allowance for doubtful accounts
  of $4,501 in 1997                             1,811,329         1,682,593
Other assets                                       52,671            52,671
                                              -----------       -----------

                                              $32,258,296       $32,437,106
                                              ===========       ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     8,359       $     7,693
Escrowed real estate taxes payable                 24,459            15,138
Distributions payable                             787,501         1,050,000
Due to related parties                             59,649            56,880
Rents paid in advance                              53,556            74,502
                                              -----------       -----------
    Total liabilities                             933,524         1,204,213

Minority interest                                 108,374           108,059

Partners' capital                              31,216,398        31,124,834
                                              -----------       -----------

                                              $32,258,296       $32,437,106
                                              ===========       ===========












                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                            Year Ended December 31,
                                                 1997                1996               1995
                                              ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                    $1,804,273          $1,867,968         $1,951,189
  Earned income from direct
    financing leases                           1,211,369           1,314,090          1,349,627
  Contingent rental income                        85,735              31,712             59,085
  Interest and other income                      238,338             127,246             76,445
                                              ----------          ----------         ----------
                                               3,339,715           3,341,016          3,436,346
                                              ----------          ----------         ----------

Expenses:
  General operating and
    administrative                               140,586             156,177            140,009
  Professional services                           23,284              27,682             25,927
  State and other taxes                            5,081               4,757              6,796
  Depreciation and amortization                  208,971             208,971            217,576
                                              ----------          ----------         ----------
                                                 377,922             397,587            390,308
                                              ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures and
  Gain (Loss) on Sale of Land and
  Buildings                                    2,961,793           2,943,429          3,046,038

Minority Interest in Income of
  Consolidated Joint Venture                     (13,706)            (13,906)           (14,142)

Equity in Earnings of
  Unconsolidated Joint Ventures                  293,480             266,500            244,933

Gain (Loss) on Sale of Land and
  Buildings                                           -              (99,031)            59,926
                                              ----------          ----------         ----------

Net Income                                    $3,241,567          $3,096,992         $3,336,755
                                              ==========          ==========         ==========

Allocation of Net Income:
  General partners                            $   32,416          $   31,413         $   32,714
  Limited partners                             3,209,151           3,065,579          3,304,041
                                              ----------          ----------         ----------

                                              $3,241,567          $3,096,992         $3,336,755
                                              ==========          ==========         ==========

Net Income Per Limited Partner Unit           $    0.092          $    0.088         $    0.094
                                              ==========          ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                   35,000,000          35,000,000         35,000,000
                                              ==========          ==========         ==========












                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995


                                   General Partners                           Limited Partners
                                            Accumu-                                    Accumu-
                                 Contri-     lated        Contri-         Distri-        lated        Syndication
                                 butions    Earnings      butions         butions       Earnings         Costs           Total
                                 -------    --------    -----------    ------------   -----------     -----------     ------------
Balance, December 31, 1994        $1,000    $128,898    $35,000,000    $(12,447,136)  $12,760,827     $(4,015,000)    $31,428,589

  Distributions to limited
    partners ($0.095 per
     limited partner unit)            -           -              -       (3,325,002)           -               -       (3,325,002)
  Net income                          -       32,714             -               -      3,304,041              -        3,336,755
                                  ------    --------    -----------    ------------   -----------     -----------     -----------

Balance, December 31, 1995         1,000     161,612     35,000,000     (15,772,138)   16,064,868      (4,015,000)     31,440,342

  Distributions to limited
    partners ($0.098 per
     limited partner unit)            -           -              -       (3,412,500)           -               -       (3,412,500)
  Net income                          -       31,413             -               -      3,065,579              -        3,096,992
                                  ------    --------    -----------    ------------   -----------     -----------     -----------

Balance, December 31, 1996         1,000     193,025     35,000,000     (19,184,638)   19,130,447      (4,015,000)     31,124,834

  Distributions to limited
    partners ($0.090 per
    limited partner unit)             -           -              -       (3,150,003)           -               -       (3,150,003)
  Net income                          -       32,416             -               -      3,209,151              -        3,241,567
                                  ------    --------    -----------    ------------   -----------     -----------     -----------

Balance, December 31, 1997        $1,000    $225,441    $35,000,000    $(22,334,641)  $22,339,598     $(4,015,000)    $31,216,398
                                  ======    ========    ===========    ============   ===========     ===========     ===========






                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                              Year Ended December 31,
                                                  1997                 1996                 1995
                                              -----------          -----------          -----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants            $ 3,114,439          $ 3,222,903          $ 3,074,333
        Distributions from uncon-
          solidated joint ventures                356,589              323,531              295,114
        Cash paid for expenses                   (163,215)            (194,218)            (170,074)
        Interest received                         235,243              110,452               64,312
                                              -----------          -----------          -----------
            Net cash provided by
              operating activities              3,543,056            3,462,668            3,263,685
                                              -----------          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                                -                    -             1,184,865
        Additions to land and
          buildings on operating
          leases                                       -                (1,135)            (397,291)
        Investment in direct
          financing leases                             -                (1,326)            (550,911)
        Investment in joint
          venture                                      -              (234,059)                    -
        Collections on mortgage
          notes receivable                          8,799                2,557                   -
        Other                                          -               (34,793)                  -
                                              -----------          -----------          ----------
            Net cash provided by
              (used in) investing
              activities                            8,799             (268,756)             236,663
                                              -----------          -----------          -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (3,412,502)          (3,325,000)          (3,307,502)
        Distributions to holder of
          minority interest                       (13,391)             (13,503)             (11,526)
                                              -----------          -----------          -----------
            Net cash used in
              financing activities             (3,425,893)          (3,338,503)          (3,319,028)
                                              -----------          -----------          -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                            125,962             (144,591)             181,320

Cash and Cash Equivalents at
  Beginning of Year                             1,476,274            1,620,865            1,439,545
                                              -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                 $ 1,602,236          $ 1,476,274          $ 1,620,865
                                              ===========          ===========          ===========



                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                Year Ended December 31,
                                                     1997                 1996                 1995
                                                 -----------          -----------          --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                   $ 3,241,567          $ 3,096,992          $ 3,336,755
                                                 -----------          -----------          -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                 208,971              208,971              216,295
        Amortization                                      -                    -                 1,281
        Minority interest in
          income of consolidated
          joint venture                               13,706               13,906               14,142
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                               63,109               57,031               50,181
        Loss (gain) on sale of land
          and buildings                                   -                99,031              (59,926)
        Decrease (increase) in
          receivables                                (25,641)                 429               16,572
        Decrease (increase) in
          prepaid expenses                                20               (1,465)              (2,912)
        Decrease in net investment
          in direct financing leases                 178,250              157,194              122,052
        Increase in accrued rental
          income                                    (128,736)            (219,757)            (342,862)
        Increase (decrease) in
          accounts payable and
          accrued expenses                             9,987               12,203              (15,650)
        Increase (decrease) in due
          to related parties                           2,769               (4,505)               6,335
        Increase (decrease) in
          rents paid in advance                      (20,946)              42,638              (78,578)
                                                 -----------          -----------          -----------
            Total adjustments                        301,489              365,676              (73,070)
                                                 -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                     $ 3,543,056          $ 3,462,668          $ 3,263,685
                                                 ===========          ===========          ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Mortgage notes accepted in
      exchange for sale of land
      and buildings                              $        -           $ 1,375,000          $   460,000
                                                 ===========          ===========          ===========

    Distributions declared and
      unpaid at December 31                      $   787,501          $ 1,050,000          $   962,500
                                                 ===========          ===========          ===========

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

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

                  Years Ended December 31, 1997, 1996 and 1995


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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1997                   1996
                                         -----------            -----------

                  Land                   $ 9,167,336            $ 9,167,336
                  Buildings                6,231,430              6,231,430
                                         -----------            -----------
                                          15,398,766             15,398,766
                  Less accumulated
                    depreciation         (1,438,534)            (1,229,563)
                                         -----------            -----------

                                         $13,960,232            $14,169,203
                                         ===========            ===========

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         In October 1996, the Partnership sold its property in Orlando, Florida, to the tenant for $1,375,000 and accepted the sales proceeds in the form of a promissory note (Note 6). This property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this property, resulting in a loss of $99,031 for financial reporting purposes. Due to the fact that the straight lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $128,736, $219,757 and $342,862, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                                  $ 1,704,859
                  1999                                    1,704,859
                  2000                                    1,735,498
                  2001                                    1,825,526
                  2002                                    1,871,537
                  Thereafter                             12,996,507
                                                        -----------

                                                        $21,838,786

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997               1996
                                               ------------       ------------

                  Minimum lease payments
                    receivable                 $ 18,939,788       $ 20,329,407
                  Estimated residual
                    values                        3,040,615          3,040,615
                  Less unearned income          (11,935,428)       (13,146,797)
                                               ------------       ------------

                  Net investment in
                    direct financing
                    leases                     $ 10,044,975       $ 10,223,225
                                               ============       ============

         In October 1996, the Partnership sold its property in Orlando, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual values) and unearned income relating to this property was removed from the accounts and the loss from the sale relating to the land portion of the property was reflected in income (Note 3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                   $ 1,389,622
                  1999                     1,389,622
                  2000                     1,389,622
                  2001                     1,413,128
                  2002                     1,424,842
                  Thereafter              11,932,952
                                         -----------

                                         $18,939,788

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         Asheville Joint Venture and Middleburg Joint Venture each own and lease one property, and CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                     1997            1996
                                                  ----------      ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                  $6,487,210      $6,654,361
                  Net investment in direct
                    financing lease                1,335,223       1,349,611
                  Cash                                   596           9,859
                  Receivables                         14,169          13,840
                  Prepaid expenses                     1,017             888
                  Accrued rental income              128,993          91,074
                  Liabilities                            864           9,992
                  Partners' capital                7,966,344       8,109,641
                  Revenues                         1,001,284         862,821
                  Net income                         824,576         688,253

         The Partnership recognized income totalling $293,480, $266,500 and $244,933 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


6.       Mortgage Notes Receivable:

         As of December 31, 1995, the Partnership had accepted two promissory notes in the principal sum totalling $460,000, in connection with the sale of two of its properties in Jacksonville, Florida. The promissory notes, which are collateralized by mortgages on the properties, bear interest at a rate of ten percent per annum, and are being collected in 119 equal monthly installments of $2,106 and $1,931, with balloon payments of $218,252 and $200,324, respectively, due in December 2005.

         In addition, in connection with the sale in 1996 of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000 plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property and is being collected in 12 monthly installments of interest only, in 24 monthly installments of $15,413 consisting of principal and interest, and thereafter in 144 monthly installments of $16,220 consisting of principal and interest.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                     1997           1996
                                                  ----------     ----------

                  Principal balance               $1,837,212     $1,846,011
                  Accrued interest receivable         16,174         16,251
                                                  ----------     ----------

                                                  $1,853,386     $1,862,262
                                                  ==========     ==========

         The general partners believe that the estimated fair value of mortgage notes receivable at December 31, 1997 and 1996, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions   of  net  cash  flow  and  a  return  of  their  capital
         contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,150,003, $3,412,500 and $3,325,002, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $3,241,567       $3,096,992        $3,336,755

                  Depreciation for tax
                    reporting purposes in
                    in excess of depreci-
                    ation for financial
                    reporting purposes                         (204,419)        (219,372)         (219,653)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                          178,250          157,197           122,052

                  Allowance for doubtful
                    accounts                                     18,954          (23,716)            8,067

                  Accrued rental income                        (133,237)        (219,757)         (342,862)

                  Rents paid in advance                         (21,446)          42,637           (70,010)

                  Gain or loss on sale of
                    land and buildings for
                    tax reporting purposes
                    in excess of gain or
                    loss for financial
                    reporting purposes                              670           99,031           161,548

                  Equity in earnings of
                    unconsolidated joint
                    ventures for tax
                    reporting purposes
                    in excess of (less than)
                    equity in earnings of
                    unconsolidated joint
                    ventures for financial
                    reporting purposes                           (2,987)          13,320            (4,016)

                  Minority interest in
                    timing differences of
                    consolidated joint
                    venture                                       1,571            1,677             2,783
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $3,078,923       $2,948,009        $2,994,664
                                                             ==========       ==========        ==========

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

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

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         contributions. During the years ended December 31, 1996 and 1995, the Partnership incurred $41,250 and $13,800, respectively, in deferred, subordinated real estate disposition fees as the result of the sales of the property in Orlando, Florida, and two properties in Jacksonville, Florida.
          No deferred, subordinated real estate disposition fees were incurred for the year ended December 1997.

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $80,461, $89,317 and $73,365 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                            1997        1996
                                                          -------     ---------

                  Due to Affiliates:
                    Accounting and administrative
                      services                            $ 4,599     $ 1,830
                    Deferred, subordinated real
                      estate disposition fee               55,050      55,050
                                                          -------     -------

                                                          $59,649     $56,880

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures) for at least one of the years ended December 31:

                                                  1997             1996              1995
                                                --------         --------          ------
                  Golden Corral
            Corporation                         $706,839         $663,889          $663,943
                  Restaurant Management
            Services, Inc.                       531,110          533,990           525,260
                  Carrols Corporation            523,517          526,034           532,990
                  Flagstar Enterprises,
            Inc. and Quincy's
            Restaurants, Inc.                    232,876          356,720           363,335

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for at least one of the years ended December 31:

                                               1997             1996              1995
                                             --------         --------          ---------
                  Burger King              $1,003,419         $989,480          $987,871
                  Golden Corral
                    Family Steakhouse
                    Restaurants               735,949          681,042           663,943
                  Shoney's                    607,054          609,072           526,649

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                   Name of Partner                       Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred on
operating expenses                       at the lower of cost or 90 percent       behalf of the Partnership: $80,998
                                         of the prevailing rate at which
                                         comparable services could have
                                         been obtained in the same
                                         geographic area.  Affiliates of the
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the                Accounting and administrative
                                         Partnership for which the                services:  $80,461
                                         Partnership  reimburses  the affiliates
                                         without interest.

Annual, subordinated  manage-            One percent of the sum of gross          $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is  a  co-venturer,   subordinated   to
                                         certain  minimum returns to the Limited
                                         Partners.  The  management fee will not
                                         exceed  competitive fees for comparable
                                         services.  Due to the fact  that  these
                                         are   non-cumulative   if  the  Limited
                                         Partners  do  not  receive   their  10%
                                         Preferred   Return  in  any  particular
                                         years no management fees will be due or
                                         payable for such year.
==========================================================================================================================


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real            $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales are  reinvested  in a replacement
                                         Property,    no   such   real    estate
                                         disposition  fee will be incurred until
                                         such  replacement  Property  is sold an
                                         the net sales proceeds are distributed.

General Partners' deferred, sub-         A deferred, subordinated share           $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share           $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1997

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                                  CNL INCOME FUND VIII, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner

                                           /s/ Robert A. Bourne
                                           ----------------------------
                                           ROBERT A. BOURNE, President


                                  By:      ROBERT A. BOURNE
                                           General Partner

                                           /s/ Robert A. Bourne
                                           ----------------------------
                                           ROBERT A. BOURNE


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

        Signature                                        Title                           Date
/s/ Robert A. Bourne                         President, Treasurer and Director       March 13, 1998
--------------------------                   (Principal Financial and Accounting
Robert A. Bourne                             Officer)



/s/ James M. Seneff, Jr.                     Chief Executive Officer and Director    March 13, 1998
--------------------------                   (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                               Initial Cost                     To Acquisition
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Brandon, Florida                       -         $  478,467         $       -        $       -      $     -
      New City, New York                     -            372,977                 -                -            -
      Mansfield, Ohio                        -            377,395                 -                -            -
      Syracuse, New York                     -            363,431                 -                -            -
      New Philadelphia, Ohio                 -            310,920                 -                -            -
      Baseball City, Florida (g)             -            394,813                 -                -            -

    Denny's Restaurant:
      Tiffin, Ohio                           -            143,592            335,971               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        College Station, Texas               -            517,623                 -           877,505           -
        Houston, Texas                       -            663,999                 -         1,129,910           -
        Beaumont, Texas                      -            552,646                 -           893,054           -
        Grand Prairie, Texas                 -            681,824                 -           914,235           -

    Hardee's Restaurant:
      Jefferson, Ohio                        -            150,587                 -                -            -

    Jack in the Box Restaurants:
      Waco, Texas                            -            412,942                 -                -            -
      Mesa, Arizona                          -            609,921                 -                -            -

    KFC Restaurant:
      Norton Shores, Michigan                -            177,897                 -                -            -

    Perkins Restaurant:
      Memphis, Tennessee                     -            431,065                 -                -            -

    Popeyes Famous Fried
      Chicken Restaurant:
        Jacksonville, Florida                -            103,063            114,507          149,978           -

    Quincy's Family Steakhouse
      Restaurant:
        Statesville, North Carolina          -            257,225                 -                -            -





                                                                                                                         Life
                                                                                                                       on Which
                Gross Amount at Which Carried                                                                        Depreciation
                 at Close of Period (c)                                                                               in Latest
                           Buildings                                                   Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  478,467               (f)           $   478,467         $       -            1991            10/90             (d)
           372,977               (f)               372,977                 -            1977            03/91             (d)
           377,395               (f)               377,395                 -            1989            03/91             (d)
           363,431               (f)               363,431                 -            1987            03/91             (d)
           310,920               (f)               310,920                 -            1989            03/91             (d)
           394,813               (f)               394,813                 -            1991            02/91             (d)


           143,592           $  335,971            479,563              49,371          1990           03/91              (h)



           517,623              877,505          1,395,128             213,567          1990           09/90              (b)
           663,999            1,129,910          1,793,909             264,058          1990           10/90              (b)
           552,646              893,054          1,445,700             225,588          1990           11/90              (b)
           681,824              914,235          1,596,059             221,754          1990           11/90              (b)


           150,587                (f)              150,587                  -           1990            11/90             (d)


           412,942                (f)              412,942                  -           1991            11/90              (d)
           609,921                (f)              609,921                  -           1991            02/92              (d)


           177,897                (f)              177,897                  -           1990            03/91              (d)


           431,065                (f)              431,065                  -           1990            11/90              (d)



           103,063              264,485            367,548              61,449          1979            09/90              (b)


           257,225                 (f)             257,225                   -          1991            10/91              (d)

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                  Costs Capitalized
                                                                                                                     Subsequent
                                                                                          Initial Cost             To Acquisition
                                                                                           Buildings
                                                           Encum-                             and             Improve-      Carrying
                                                          brances           Land          Improvements         ments         Costs
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
                                                                         ==========         ==========       ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                 Gross Amount at Which Carried                                                                       Depreciation
                    at Close of Period (c)                                                                             in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        -------------

           382,883              736,865          1,119,748             167,764          1991           10/90            (b)
           233,288                (f)              233,288                 -            1991            12/90           (d)
           418,464                (f)              418,464                 -            1989            06/91           (d)
           368,290              601,660            969,950             128,134          1991           08/91            (b)
           398,423                (f)              398,423                  -           1991            09/95           (d)



           365,601              477,745            843,346             106,849          1991           03/91            (b)
        ----------           ----------        -----------          ----------

        $9,167,336           $6,231,430        $15,398,766          $1,438,534
        ==========           ==========        ===========          ==========








        $  438,695           $  450,432        $   889,127          $  101,934          1986           03/91            (b)
        ==========           ==========        ===========          ==========








        $  345,696           $  651,985        $   997,681          $  136,114          1986           09/91            (b)
           350,479              623,615            974,094             130,190          1986           09/91            (b)
           277,192              982,200          1,259,392             205,051          1987           09/91            (b)
           174,019              986,879          1,160,898             206,028          1988           09/91            (b)
           264,239              662,265            926,504             138,259          1988           09/91            (b)
           155,553              657,159            812,712             137,193          1990           09/91            (b)
        ----------           ----------        -----------          ----------

        $1,567,178           $4,564,103        $ 6,131,281          $  952,835
        ==========           ==========        ===========          ==========









        $  521,571                   (f)                  $   521,571         $       -     1995            05/96         (d)
        ==========                                        ===========         ==========

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                 Costs Capitalized
                                                                                                                    Subsequent
                                                                                Initial Cost                      To Acquisition
                                                                                           Buildings
                                                           Encum-                             and             Improve-      Carrying
                                                          brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Brandon, Florida                                         -         $       -          $       -        $  483,107     $     -
      New City, New York                                       -                 -             629,110               -            -
      Mansfield, Ohio                                          -                 -             560,698               -            -
      Syracuse, New York                                       -                 -             549,253               -            -
      New Philadelphia, Ohio                                   -                 -             592,918               -            -
      Baseball City, Florida (g)                               -                 -                  -           551,446           -

    Hardee's Restaurants:
      Brunswick, Ohio                                          -            116,199            457,907               -            -
      Grafton, Ohio                                            -             66,092            411,798               -            -
      Jefferson, Ohio                                          -                 -             443,444               -            -
      Lexington, Ohio                                          -            124,707            433,264               -            -

    Jack in the Box Restaurant:
      Waco, Texas                                              -                 -                  -           406,745           -
      Mesa, Arizona                                            -                 -             561,477               -            -

    KFC Restaurants:
      Grand Rapids, Michigan                                   -            169,175            620,623               -            -
      Norton Shores, Michigan                                  -                 -             509,228               -            -

    Perkins Restaurant:
      Memphis, Tennessee                                       -                 -                  -           594,154           -

    Quincy's Family Steakhouse
      Restaurant:
        Statesville, North Carolina                            -                 -             705,444               -            -

    Shoney's Restaurants:
      Brooksville, Florida                                     -                 -                  -           644,369           -
      Bayonet Point, Florida                                   -                 -             575,985               -            -
      North Fort Myers, Florida                                -                 -             552,240               -            -
                                                                         ----------         ----------       ----------     -------

                                                                         $  476,173         $7,603,389       $2,679,821     $     -
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
                                                                         ==========         ==========       ==========     =======




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                        at Close of Period (c)                                                                         in Latest
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


             -                       (f)                  (f)             (d)               1991            12/90         (d)
             -                       (f)                  (f)             (d)               1989            06/91         (d)
             -                       (f)                  (f)             (d)               1991            09/95         (d)











             -                       (f)                  (f)             (d)               1995            05/96         (d)

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                              Accumulated
                                                               Cost           Depreciation
                  Properties the Partnership
                    has Invested in Under
                    Operating Leases:

                      Balance, December 31, 1994           $16,437,205          $  845,665
                      Acquisitions                             398,423                  -
                      Dispositions                            (928,665)            (41,368)
                      Depreciation expense                          -              216,295
                                                           -----------          ----------

                      Balance, December 31, 1995            15,906,963           1,020,592
                      Dispositions                            (508,197)                 -
                      Depreciation expense                          -              208,971
                                                           -----------          ----------

                      Balance, December 31, 1996            15,398,766           1,229,563
                      Dispositions                                  -                   -
                      Depreciation expense                          -              208,971
                                                           -----------          ----------

                      Balance, December 31, 1997           $15,398,766          $1,438,534
                                                           ===========          ==========


                  Property of Joint Venture in
                    Which the  Partnership has an 86%
                    Interest and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1994           $   889,127          $   56,891
                      Depreciation expense                          -               15,015
                                                           -----------          ----------

                      Balance, December 31, 1995               889,127              71,906
                      Depreciation expense                          -               15,014
                                                           -----------          ----------

                      Balance, December 31, 1996               889,127              86,920
                      Depreciation expense                          -               15,014
                                                           -----------          ----------

                      Balance, December 31, 1997           $   889,127          $  101,934
                                                           ===========          ==========

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                Accumulated
                                                                 Cost           Depreciation
                  Properties of Joint Venture in
                    Which the Partnership has a 37%
                    Interest and has Invested in
                    Under Operating Leases:

                      Balance, December 31, 1994             $ 6,131,281          $  496,424
                      Depreciation expense                            -              152,137
                                                             -----------          ----------

                      Balance, December 31, 1995               6,131,281             648,561
                      Depreciation expense                            -              152,137
                                                             -----------          ----------

                      Balance, December 31, 1996               6,131,281             800,698
                      Depreciation expense                            -              152,137
                                                             -----------          ----------

                      Balance, December 31, 1997             $ 6,131,281          $  952,835
                                                             ===========          ==========


                  Property of Joint Venture in Which
                    the Partnership has a 12%
                    Interest and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1995             $        -           $       -
                        Acquisitions                             521,571                  -
                        Depreciation expense (d)                      -                   -
                                                             -----------          ---------

                      Balance, December 31, 1996                 521,571                  -
                      Depreciation expense                            -                   -
                                                             -----------          ---------

                      Balance, December 31, 1997             $   521,571          $       -
                                                             ===========          =========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $26,172,699 and $8,899,267, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1997


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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997


                                                                                                               Principal
                                                                                                                 Amount
                                                                                                                of Loans
                                                                                             Carrying         Subject to
                                            Final       Periodic                  Face       Amount of         Delinquent
                          Interest        Maturity      Payment     Prior       Amount of    Mortgages         Principal
Description                 Rate            Date         Terms      Liens       Mortgages            (1)      or Interest
--------------------      --------     -------------    --------    -----      ----------   ----------      --------------
Church's
Jacksonville, FL
First Mortgage             10.00%      December 2005       (2)       $  -      $  240,000    $  239,169      $        -

Church's
Jacksonville, FL
First Mortgage             10.00%      December 2005       (3)          -         220,000       219,238               -

Ponderosa
Orlando, FL
First Mortgage             10.75%      October 2011        (4)           -       1,388,568     1,394,979               -
                                                                      -----     ----------    ----------      ----------

    Total                                                             $  -       $1,848,568    $1,853,386     $        -
                                                                      =====      ==========    ==========     ==========



(1)      The tax carrying value of the notes is $1,682,045.

(2) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $218,252.

(3) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $200,324.

(4) Twelve monthly payments of interest only, afterwards, in 24 monthly installments of $15,413 consisting of principal and interest, and thereafter in 144 monthly installments of $16,220 consisting of principal and interest at an annual rate of 10.75%.

(5)      The changes in the carrying amounts are summarized as follows:


                                             1997                  1996                 1995
                                          ----------            ----------           -------
         Balance at beginning of
           period                         $1,862,262            $  463,833           $       -

         New mortgage loans                       -              1,388,568              460,000

         Interest earned                     194,784                74,059                3,833

         Collection of principal and
           interest                         (203,660)              (64,198)                  -
                                         -----------           -----------           ---------

         Balance at end of period         $1,853,386            $1,862,262           $  463,833
                                          ==========            ==========           ==========

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