Form 10-Q
period 1998-03-31
CNL INCOME FUND VIII LTD
filed 1998-05-08
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-19139


                           CNL Income Fund VIII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-2963338
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                                      32801
----------------------------                   -----------------
(Address of principal                             (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                           (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                      Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                1

    Condensed Statements of Income                          2

    Condensed Statements of Partners' Capital               3

    Condensed Statements of Cash Flows                      4

    Notes to Condensed Financial Statements                 5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          7-9


Part II

  Other Information                                         10

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                   March 31,       December 31,
            ASSETS                                   1998              1997
            ------                                -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,490,776 and
  $1,438,534                                      $13,907,990      $13,960,232
Net investment in direct financing
  leases                                            9,997,012       10,044,975
Investment in joint ventures                        2,855,649        2,877,717
Mortgage notes receivable                           1,843,383        1,853,386
Cash and cash equivalents                           1,811,192        1,602,236
Receivables, less allowance for
  doubtful accounts of $21,416 and
  $19,228                                              13,196           51,393
Prepaid expenses                                        7,662            4,357
Accrued rental income                               1,842,017        1,811,329
Other assets                                           52,671           52,671
                                                  -----------      -----------

                                                  $32,330,772      $32,258,296
                                                  ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $     7,650      $     8,359
Escrowed real estate taxes payable                     29,429           24,459
Distributions payable                               1,137,500          787,501
Due to related parties                                 59,464           59,649
Rents paid in advance                                 101,595           53,556
                                                  -----------      -----------
    Total liabilities                               1,335,638          933,524

Minority interest                                     108,428          108,374

Partners' capital                                  30,886,706       31,216,398
                                                  -----------      -----------

                                                  $32,330,772      $32,258,296
                                                  ===========      ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                           March 31,
                                                  1998                 1997
                                               ----------           ----------

Revenues:
  Rental income from operating leases          $  455,556           $  456,844
  Earned income from direct financing
    leases                                        299,442              304,801
  Contingent rental income                         18,486               29,388
  Interest and other income                        65,084               59,742
                                               ----------           ----------
                                                  838,568              850,775
                                               ----------           ----------

Expenses:
  General operating and administrative             32,443               33,793
  Professional services                             5,506                5,224
  State and other taxes                             5,269                5,022
  Depreciation and amortization                    52,242               52,243
                                               ----------           ----------
                                                   95,460               96,282
                                               ----------           ----------

Income Before Minority Interest in
  Income of Consolidated Joint
  Venture and Equity in Earnings
  of Unconsolidated Joint Ventures                743,108              754,493

Minority Interest in Income of
  Consolidated Joint Venture                       (3,404)              (3,389)

Equity in Earnings of Unconsolidated
  Joint Ventures                                   68,104               68,249
                                               ----------           ----------

Net Income                                     $  807,808           $  819,353
                                               ==========           ==========

Allocation of Net Income:
  General partners                             $    8,078           $    8,194
  Limited partners                                799,730              811,159
                                               ----------           ----------

                                               $  807,808           $  819,353
                                               ==========           ==========

Net Income Per Limited Partner Unit            $    0.023           $    0.023
                                               ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                    35,000,000           35,000,000
                                               ==========           ==========








            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended              Year Ended
                                          March 31,               December 31,
                                            1998                      1997
                                        -------------             ------------

General partners:
  Beginning balance                     $   226,441               $   194,025
  Net income                                  8,078                    32,416
                                        -----------               -----------
                                            234,519                   226,441
                                        -----------               -----------

Limited partners:
  Beginning balance                      30,989,957                30,930,809
  Net income                                799,730                 3,209,151
  Distributions ($0.033 and
    $0.090 per limited
    partner unit, respectively)          (1,137,500 )              (3,150,003 )
                                        -----------               -----------
                                         30,652,187                30,989,957
                                        -----------               -----------

Total partners' capital                 $30,886,706               $31,216,398
                                        ===========               ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                     1998            1997
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   989,892      $   940,846
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Collections on mortgage notes
          receivable                                   9,915              680
                                                 -----------      -----------
            Net cash provided by
              investing activities                     9,915              680
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (787,501)      (1,050,000)
        Distributions to holder of
          minority interest                           (3,350)          (3,360)
                                                 -----------      -----------
            Net cash used in financing
              activities                            (790,851)      (1,053,360)
                                                 -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   208,956         (111,834)

Cash and Cash Equivalents at Beginning
  of Quarter                                       1,602,236        1,476,274
                                                 -----------      -----------

Cash and Cash Equivalents at End
  of Quarter                                     $ 1,811,192      $ 1,364,440
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                          $ 1,137,500      $   787,500
                                                 ===========      ===========










            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in CNL Income Fund VIII, Ltd.'s Form 10-K for the year ended December 31, 1997.

         CNL Income Fund VIII, Ltd. (the "Partnership") accounts for its 88 percent interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, or group of affiliated lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of total rental income from the unconsolidated joint ventures) for at least one of the quarters ended March 31:

                                                     1998              1997
                                                   --------          ---------

                  Golden Corral Corporation        $169,691          $167,540
                  Restaurant Management
                    Services, Inc.                  132,209           133,105
                  Carrols Corporation               130,030           131,370
                  Burger King Corporation            86,280            88,452
                  Flagstar Enterprises, Inc.
                    and Quincy's Restaurants,
                    Inc.                             57,826            89,035

                           CNL INCOME FUND VIII, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 1998 and 1997


2.       Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees
         could   significantly   impact  the  results  of   operations   of  the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $989,892 and $940,846 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,811,192 invested in such short-term investments, as compared to $1,602,236 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions for the quarter ended March 31, 1998, and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,335,638 at March 31, 1998, from $933,524 at December 31, 1997, primarily as the result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $350,000 at March 31, 1998 as compared to December 31, 1997. The increase in liabilities was also partially due to an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,137,500 and $787,500 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions for each applicable quarter of $0.033 and $0.023 per unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1998 and 1997, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership and Woodway Joint Venture earned $754,998 and $761,645, respectively, in rental income from operating leases and earned income from direct financing leases.

         For the quarters ended March 31, 1998 and 1997, the Partnership also earned $18,486 and $29,388, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the quarter ended March 31, 1997.

         For the quarters ended March 31, 1998 and 1997, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $68,104 and $68,249, respectively, attributable to net income earned by these unconsolidated joint ventures.

         During at least one of the quarters ended March 31, 1998 and 1997, five lessees, or group of affiliated lessees, of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Carrols Corporation (iii) Restaurant Management Services, Inc., (iv) Flagstar Enterprises, Inc and Quincy's Inc. (which are affiliated entities under common control of Flagstar Corporation) (herein after referred to as Flagstar Corporation) and (v) Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). As of March 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants, Flagstar Corporation was the lessee under leases relating to three restaurants and Burger King Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees, or group of lessees, could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $95,460 and $96,282 for the quarters ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 8th day of May, 1998.

                                       CNL INCOME FUND VIII, LTD.

                              By:      CNL REALTY CORPORATION
                                       General Partner


                                       By:  /s/ James M. Seneff, Jr.
                                            --------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                       By:  /s/ Robert A. Bourne
                                            --------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)