Form 10-Q
period 1998-09-30
CNL INCOME FUND VIII LTD
filed 1998-11-12
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-19139
                          ----------------------------


                           CNL Income Fund VIII, Ltd.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                   59-2963338
       (State of other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                  Identification No.)


           400 E. South Street
             Orlando, Florida                                 32801
 (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number
        (including area code)                            (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                           Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                  1

       Condensed Statements of Income                            2

       Condensed Statements of Partners' Capital                 3

       Condensed Statements of Cash Flows                        4

       Notes to Condensed Financial Statements                   5

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                          6-10


Part II

    Other Information                                            11

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,610,464
    and $1,438,534                                                               $15,844,324             $13,960,232
Net investment in direct financing leases                                          7,841,439              10,044,975
Investment in joint ventures                                                       2,824,170               2,877,717
Mortgage notes receivable                                                          1,822,560               1,853,386
Cash and cash equivalents                                                          1,724,745               1,602,236
Receivables, less allowance for doubtful
    accounts of $22,160 and $19,228                                                   16,023                  51,393
Prepaid expenses                                                                       7,558                   4,357
Accrued rental income, less allowance for
    doubtful accounts of $4,501 in 1997                                            1,896,493               1,811,329
Other assets                                                                          52,671                  52,671
                                                                            -----------------       -----------------

                                                                                 $32,029,983             $32,258,296
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         7,857          $        8,359
Escrowed real estate taxes payable                                                    23,100                  24,459
Distributions payable                                                                787,501                 787,501
Due to related parties                                                                60,005                  59,649
Rents paid in advance                                                                 73,452                  53,556
                                                                            -----------------       -----------------
       Total liabilities                                                             951,915                 933,524

Minority interest                                                                    108,565                 108,374

Partners' capital                                                                 30,969,503              31,216,398
                                                                            -----------------       -----------------

                                                                                 $32,029,983             $32,258,296
                                                                            =================       =================


                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                           Quarter Ended                      Nine Months Ended
                                                           September 30,                        September 30,
                                                     1998               1997                1998              1997
                                                  ------------      --------------      -------------     -------------
Revenues:
    Rental income from operating
       leases                                      $  478,742       $     452,867       $  1,389,490      $  1,354,475
    Earned income from direct financing
       leases                                         258,348             302,203            855,788           910,525
    Contingent rental income                               --               2,547             21,033            34,487
    Interest and other income                          66,175              60,005            201,501           181,801
                                                  ------------      --------------      -------------     -------------
                                                      803,265             817,622          2,467,812         2,481,288
                                                  ------------      --------------      -------------     -------------
Expenses:
    General operating and
       administrative                                  40,683              33,808            116,775           103,897
    Professional services                               4,248               4,632             16,611            15,042
    State and other taxes                                  --                  --              5,372             5,081
    Depreciation and amortization                      67,445              52,243            171,930           156,728
                                                  ------------      --------------      -------------     -------------
                                                      112,376              90,683            310,688           280,748
                                                  ------------      --------------      -------------     -------------

Income Before Minority Interest in
    Income of Consolidated Joint
    Venture, Equity in Earnings of
    Unconsolidated Joint Ventures and
    Gain on Sale of Land                              690,889             726,939          2,157,124         2,200,540

Minority Interest in Income of
    Consolidated Joint Venture                         (3,412 )            (3,436 )          (10,123 )         (10,266 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                     71,177              74,581            210,430           214,372

Gain on Sale of Land                                  108,176                  --            108,176                --
                                                  ------------      --------------      -------------     -------------

Net Income                                         $  866,830       $     798,084       $  2,465,607      $  2,404,646
                                                  ============      ==============      =============     =============

Allocation of Net Income:
    General partners                               $    7,586       $       7,981       $     23,574      $     24,046
    Limited partners                                  859,244             790,103          2,442,033         2,380,600
                                                  ------------      --------------      -------------     -------------

                                                   $  866,830       $     798,084       $  2,465,607      $  2,404,646
                                                  ============      ==============      =============     =============

Net Income Per Limited Partner Unit                $    0.025       $       0.023       $      0.070      $      0.068
                                                  ============      ==============      =============     =============

Weighted Average Number of Limited
    Partner Units Outstanding                      35,000,000          35,000,000         35,000,000        35,000,000
                                                  ============      ==============      =============     =============

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     226,441               $     194,025
      Net income                                                            23,574                      32,416
                                                                   ----------------             ---------------
                                                                           250,015                     226,441
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 30,989,957                  30,930,809
      Net income                                                         2,442,033                   3,209,151
      Distributions ($0.078 and
         $0.090 per limited partner
         unit, respectively)                                            (2,712,502 )                (3,150,003 )
                                                                   ----------------             ---------------
                                                                        30,719,488                  30,989,957
                                                                   ----------------             ---------------

  Total partners' capital                                              $30,969,503                 $31,216,398
                                                                   ================             ===============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,697,992            $  2,694,116
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land                                        116,397                       --
         Collections on mortgage notes receivable                           30,554                   2,092
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                              146,951                   2,092
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,712,502 )            (2,625,001 )
         Distributions to holder of minority interest                       (9,932 )               (10,028 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,722,434 )            (2,635,029 )
                                                                   ----------------         ---------------

Net Increase in Cash and Cash Equivalents                                  122,509                  61,179

Cash and Cash Equivalents at Beginning
   of Period                                                             1,602,236               1,476,274
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,724,745            $  1,537,453
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities

      Netinvestment  in  direct  financing  leases
         reclassified  to  land  and building on
         operating leases as a result of lease
         amendments                                                   $  2,064,243            $         --
                                                                   ================         ===============

      Distributions declared and unpaid at end of
         period                                                      $     787,501           $     787,501
                                                                   ================         ===============


                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings on Operating Leases:

         In July 1998, the Partnership received $116,397 as a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its property in Brooksville, Florida. In connection therewith, the Partnership recognized a gain of $108,176 for financial reporting purposes.

3.        Net Investment in Direct Financing Leases:

         In August 1998, four of the Partnership's leases were amended. As a result, the Partnership reclassified these leases from direct financing leases to operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded each of the reclassified leases at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 36 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,697,992 and $2,694,116 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In July 1998, the Partnership received $116,397 as a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In connection therewith, the Partnership recognized a gain of $108,176 for financial reporting purposes. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the right of way taking. The Partnership intends to reinvest the proceeds in an additional Property or use the funds for other Partnership purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,724,745 invested in such short-term investments, as compared to $1,602,236 at December 31, 1997. The increase in cash and cash equivalents at September 30, 1998, is primarily attributable to the receipt of settlement proceeds relating to the right of way taking in Brooksville, Florida, as described above. The funds remaining at September 30, 1998, after payment of distributions for the nine months ended September 30, 1998, and other liabilities, will be used to meet the Partnership's working capital and other needs and also may be used to acquire an additional Property.

         Total liabilities of the Partnership, including distributions payable, increased to $951,915 at September 30, 1998, from $933,524 at December 31, 1997, primarily as the result of an increase in rents paid in advance at September 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,712,502 and $2,362,502 for the nine months ended September 30, 1998 and 1997, respectively ($787,501 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.078 and $0.068 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1998 and 1997, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership and Woodway Joint Venture earned $2,245,278 and $2,265,000, respectively, in rental income from operating leases and earned income from direct financing leases, $737,090 and $755,070 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily due to the fact that the leases relating to the Burger King Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio were amended to provide for rent reductions from August 1998 through the end of the lease terms.

         For the nine months ended September 30, 1998 and 1997, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $210,430 and $214,372, respectively, attributable to net income earned by these unconsolidated joint ventures, $71,177 and $74,581 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

         Operating expenses, including depreciation and amortization expense, were $310,688 and $280,748 for the nine months ended September 30, 1998 and 1997, respectively, of which $112,376 and $90,683 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to an increase in administrative expenses for services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially due to an increase in depreciation expense relating to the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified the leases for its Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio from direct financing leases to operating leases due to lease amendments.

         As a result of the right of way settlement for the Partnership's Property in Brooksville, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain on sale of land of $108,176 during the quarter and nine months ended September 30, 1998, for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            DATED this 11th day of November, 1998.


                           CNL INCOME FUND VIII, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    ------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    -------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)