Form 10-K405
period 1998-12-31
CNL INCOME FUND VIII LTD
filed 1999-03-31
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 35,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $1 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Shoney's in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, to acquire one additional Property indirectly through a joint venture in which the Partnership is a co-venturer. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. As a result of the above transactions as of December 31, 1998, the Partnership currently owns 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         During 1994, the lease relating to the Property in Tiffin, Ohio, was amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendment provided for a lower percentage rent breakpoint, as compared to the original lease agreement, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendment, as a result of the tenant assigning the lease to a new tenant during 1998, the rents under the assigned lease reverted back to those required under the original lease agreement.

         During 1998, the leases relating to the Burger King Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio, and Asheville, North Carolina, were amended to provide for rent reductions from August 1998 through the end of the lease terms.

Major Tenants

         During 1998, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including rental income from the Partnership's consolidated joint venture and the
Partnership's   share  of  rental   income  from  eight   Properties   owned  by
unconsolidated joint ventures). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         Net cash flow from operations of Woodway Joint Venture, Asheville Joint Venture, CNL Restaurant Investments II and Middleburg Joint Venture is distributed 87.68%, 85.54%, 36.8%, and 12.46%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 36 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases  with  Major   Tenants.   The  terms  of  the  leases  with  the
Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

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

         Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $89,600 (ranging from approximately $83,000 to $98,000).

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


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 3,430 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.


                                                    1998 (1)                               1997 (1)
                                         --------------------------------      ---------------------------------
                                          High       Low        Average         High        Low        Average
                                         -------    -------    ----------      --------    -------    ----------
         First Quarter                      (2)        (2)           (2)         $1.00      $ .80         $ .91
         Second Quarter                   $ .98       $.80          $.92           (2)        (2)           (2)
         Third Quarter                      .95        .95           .95          1.00        .88           .94
         Fourth Quarter                    1.00        .76           .92           (2)        (2)           (2)

(1) A total of 255,125 and 62,676 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,850,003 and $3,150,003, respectively, to the Limited Partners. For each of the quarters ended March 31, 1998 and December 31, 1998, the Partnership declared special distributions to the Limited Partners of $350,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

                  Quarter Ended               1998              1997
                  -------------
                                          -------------      ------------
                  March 31                  $1,137,500         $ 787,500
                  June 30                      787,501           787,501
                  September 30                 787,501           787,501
                  December 31                1,137,501           787,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                       $ 3,625,906    $ 3,619,489     $ 3,593,610     $ 3,667,137     $ 3,670,207
     Net income (2)                       3,288,912      3,241,567       3,096,992       3,336,755       3,308,267
     Cash distributions
         declared (3)                     3,850,003      3,150,003       3,412,500       3,325,002       3,307,500
     Net income per Unit (2)                  0.093          0.092           0.088           0.094           0.094
     Cash distributions declared
         per Unit (3)                         0.110          0.090           0.098           0.095           0.095

At December 31:
     Total assets                       $32,071,119    $32,258,296     $32,437,106     $32,575,586     $32,615,349
     Partners' capital                   30,655,307     31,216,398      31,124,834      31,440,342      31,428,589

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1998 and 1995, includes $108,176 and $71,638, respectively, from gain on sale of land and buildings. In addition, net income for the years ended December 31, 1996 and 1995, includes $99,031 and $11,712, respectively, from a loss on sale of land and buildings.

(3) Distributions for the years ended December 31, 1998, 1996, and 1995, include special distributions to the Limited Partners of $350,000, $262,500, and $175,000, respectively, which represented cumulative excess operating reserves. Distributions for the year ended December 31, 1998 include an additional special distribution to the Limited Partners of $350,000 declared the first quarter of 1998 from cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 36 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,562,592, $3,543,056, and $3,462,668 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations for 1998, as compared to 1997, was primarily a result of changes in the Partnership's working capital, and the increase in cash from operations for 1997, as compared to 1996, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

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

         In October 1996, the Partnership sold its Property in Orlando, Florida, to the tenant for $1,375,000. In connection therewith, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000 plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum and is collateralized by a mortgage on the Property. The promissory note is being collected in 12 monthly installments of interest only, afterwards, in 24 monthly installments of $15,413 consisting of principal and interest, and thereafter in 144 monthly installments of $16,220 consisting of principal and interest. The mortgage note receivable balances at December 31, 1998 and 1997 of $1,356,466 and $1,394,979, respectively, include accrued interest of $12,044 and $12,386, respectively, relating to this Property. Proceeds received from the collection of this mortgage note will be distributed to the Limited Partners or will be used for other Partnership purposes. This Property was originally acquired by the Partnership in December 1990 and had a cost of approximately $1,177,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,000 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $99,031 for financial reporting purposes. Due to the fact that the straight lining of future scheduled rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $1,809,258 invested in such short-term investments as compared to $1,602,236 at December 31, 1997. The increase during 1998, as compared to 1997, is primarily due to the receipt of a settlement for a right-of-way taking related to the Partnership's Property in Brooksville, Florida, as described above. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997, and 1996, affiliates incurred $98,613,  $80,998, and
$100,264, respectively, for certain operating expense on behalf of the Partnership. As of December 31, 1998 and 1997 the Partnership owed $20,216 and $4,599, respectively, to affiliates for such amounts and accounting and administrative services. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. In addition, during the years ended December 31, 1996 and 1995 the Partnership incurred $41,250 and $13,800, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Property in Orlando, Florida and the two Properties in Jacksonville, Florida. No such fees were incurred during the year ended December 31, 1998 and 1997. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, increased to $1,231,946 at December 31, 1998, from $873,875 at December 31, 1997. The increase in other liabilities is primarily attributable to the Partnership's accruing a special distribution payable to the Limited Partners of $350,000 at December 31, 1998, from cumulative excess operating reserves. No special distribution payable was accrued at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the years ended December 31, 1998 and 1996, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,850,003, $3,150,003, and $3,412,500 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.110 per Unit for the year ended December 31, 1998, $0.090 per Unit for the year ended December 31, 1997, and $0.098 per Unit for the year ended December 31, 1996. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,042,635 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $39,843,631 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996 and 1997, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly-owned Properties (including one Property in Orlando, Florida, which was sold in October 1996) and during 1998, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly-owned Properties. In addition, during 1996, 1997, and 1998, the Partnership was a co-venturer in three joint ventures that owned and leased a total of eight Properties. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 36 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, Woodway Joint Venture, earned $2,991,048, $3,015,642, and $3,182,058, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income for 1998, as compared to 1997, is primarily due to the fact that the leases relating to the Burger King Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio were amended to provide for rent reductions from August 1998 through the end of the lease terms. The decrease in rental and earned income during 1997, as compared to 1996, is primarily attributable to the sale of the Property in Orlando, Florida, in October 1996, as described above in "Liquidity and Capital Resources."

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $101,911, $85,735, and $31,712, respectively, in contingent rental income. The increase in contingent rental income for 1998, as compared to 1997, is primarily attributable to an increase in gross sales for certain restaurant Properties requiring the payment of contingent rental income. The increase in contingent rental income during 1997 as compared to 1996, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $269,744, $238,338, and $127,246, respectively, in interest and other income. The increase in interest and other income during 1997 as compared to 1996, is primarily attributable to the interest earned on the mortgage notes accepted in connection with the sale of the one Property located in Orlando, Florida, in October 1996 and the two Properties located in Jacksonville, Florida, in December 1995.

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $276,721, $293,480, and $266,500, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income by joint ventures for 1998, as compared to 1997, is primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina of Asheville Joint Venture was amended to provide for rent reductions from August 1998 through the end of the lease term. The increase in net income earned by joint ventures during 1997 as compared to 1996, is primarily attributable to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by joint ventures). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $445,170, $377,922, and $397,587 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is partially due to an increase in depreciation expense relating to the fact that during 1998, the Partnership reclassified the leases for its Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio from direct financing leases to operating leases due to lease amendments.

         The increase in operating expenses for 1998, is also partially due to the fact that the Partnership incurred $21,042 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the right of way settlement for the Partnership's Property in Brooksville, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain on sale of land of $108,176 during the year ended December 31, 1998, for financial reporting purposes. As a result of the 1996 sale of the Property in Orlando, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $99,031 for the year ended December 31, 1996. No Properties were sold during 1997.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Interest Rate Risk

         The Partnership has provided fixed rate mortgage notes to borrowers. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                              Mortgage notes
                                                                Fixed Rates
                                                             ------------------

                    1999                                             $  47,552
                    2000                                                61,451
                    2001                                                68,361
                    2002                                                76,049
                    2003                                                84,601
                    Thereafter                                       1,457,906
                                                             ------------------

                                                                   $ 1,795,920
                                                             ==================


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                      Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants



To the Partners
CNL Income Fund VIII, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
February 4, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------

                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                      $15,769,278              $13,960,232
Net investment in direct financing leases                                           7,802,785               10,044,975
Investment in joint ventures                                                        2,809,759                2,877,717
Mortgage notes receivable                                                           1,811,726                1,853,386
Cash and cash equivalents                                                           1,809,258                1,602,236
Receivables, less allowance for doubtful
    accounts of $24,636 and $19,228                                                    84,265                   51,393
Prepaid expenses                                                                        3,959                    4,357
Accrued rental income, less allowance for
    doubtful accounts of $4,501 in 1998 and                                         1,927,418                1,811,329
    1997
Other assets                                                                           52,671                   52,671
                                                                             -----------------         ----------------

                                                                                  $32,071,119              $32,258,296
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   4,258                $   8,359
Escrowed real estate taxes payable                                                     27,838                   24,459
Distributions payable                                                               1,137,501                  787,501
Due to related parties                                                                 75,266                   59,649
Rents paid in advance and deposits                                                     62,349                   53,556
                                                                             -----------------         ----------------
    Total liabilities                                                               1,307,212                  933,524

Minority interest                                                                     108,600                  108,374

Partners' capital                                                                  30,655,307               31,216,398
                                                                             -----------------         ----------------

                                                                                  $32,071,119              $32,258,296
                                                                             =================         ================


                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                 1998                1997                  1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                      $  1,897,209         $  1,804,273         $  1,867,968
    Earned income from direct financing leases                  1,093,839            1,211,369            1,314,090
    Contingent rental income                                      101,911               85,735               31,712
    Interest and other income                                     269,744              238,338              127,246
                                                            --------------       --------------       --------------
                                                                3,362,703            3,339,715            3,341,016
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          146,943              140,586              156,177
    Professional services                                          24,837               23,284               27,682
    State and other taxes                                           5,372                5,081                4,757
    Depreciation                                                  246,976              208,971              208,971
    Transaction costs                                              21,042                   --                   --
                                                            --------------       --------------       --------------
                                                                  445,170              377,922              397,587
                                                            --------------       --------------       --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures
    and Gain (Loss) on Sale of Land and
    Buildings                                                   2,917,533            2,961,793            2,943,429

Minority  Interest in Income of  Consolidated
    Joint Venture                                                 (13,518 )            (13,706 )           (13,906)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                      276,721             293 ,480              266,500

Gain (Loss) on Sale of Land and Buildings                         108,176                   --             (99,031)
                                                            --------------       --------------       --------------

Net Income                                                   $  3,288,912         $  3,241,567         $  3,096,992
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                          $    31,807          $    32,416          $    31,413
    Limited partners                                            3,257,105            3,209,151            3,065,579
                                                            --------------       --------------       --------------

                                                             $  3,288,912         $  3,241,567         $  3,096,992
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                            $    0.093           $    0.092           $    0.088
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                          35,000,000           35,000,000           35,000,000
                                                            ==============       ==============       ==============








                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                   General Partners                            Limited Partners
                              ---------------------------  ----------------------------------------------------------
                                             Accumulated                                   Accumulated    Syndication
                              Contributions    Earnings    Contributions   Distributions    Earnings         Costs        Total
                              -------------  ------------  -------------   -------------   ------------   ------------  -----------
Balance, December 31, 1995    $     1,000    $   161,612   $ 35,000,000    $ (15,772,138 )  $ 16,064,868  $ (4,015,000) $31,440,342

    Distributions to limited
       partners ($0.098 per
       limited partner unit)           --             --             --       (3,412,500 )            --            --   (3,412,500)
    Net income                         --         31,413             --               --       3,065,579            --    3,096,992
                              ------------   ------------  -------------   --------------   ------------- ------------- ------------

Balance, December 31, 1996          1,000        193,025     35,000,000      (19,184,638 )    19,130,447    (4,015,000)  31,124,834

    Distributions to limited
       partners ($0.090 per
       limited partner unit)           --             --             --       (3,150,003 )            --            --   (3,150,003)
    Net income                         --         32,416             --               --       3,209,151            --    3,241,567
                              ------------   ------------  -------------   --------------   ------------- ------------- ------------

Balance, December 31, 1997          1,000        225,441     35,000,000      (22,334,641 )    22,339,598    (4,015,000)  31,216,398

    Distributions to limited
       partners ($0.110 per
       limited partner unit)           --             --             --       (3,850,003 )            --            --   (3,850,003)
    Net income                         --         31,807             --               --       3,257,105            --    3,288,912
                              ------------   ------------  -------------   --------------   ------------- ------------- ------------

Balance, December 31, 1998    $     1,000    $   257,248   $ 35,000,000    $ (26,184,644 )  $ 25,596,703  $ (4,015,000) $30,655,307
                              ============   ============  =============   ==============   ============= ============= ============

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                                 1998                  1997                  1996
                                                            ---------------       ----------------      ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                           $  3,144,635          $  3,114,439           $ 3,222,903
         Distributions from unconsolidated
             joint ventures                                        344,643               356,589               323,531
         Cash paid for expenses                                   (185,270 )            (163,215  )           (194,218  )
         Interest received                                         258,584               235,243               110,452
                                                            ---------------       ----------------      ----------------
             Net cash provided by operating activities           3,562,592             3,543,056             3,462,668
                                                            ---------------       ----------------      ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                  116,397                    --                    --
         Additions to land and buildings on operating
             leases                                                     --                    --                (1,135  )
         Investment in direct financing leases                          --                    --                (1,326  )
         Investment in joint venture                                    --                    --              (234,059  )
         Collections on mortgage notes receivable                   41,292                 8,799                 2,557
         Other                                                          36                    --               (34,793  )
                                                            ---------------       ----------------      ----------------
             Net cash provided by (used in) investing
                activities                                         157,725                 8,799              (268,756  )
                                                            ---------------       ----------------      ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                      (3,500,003 )          (3,412,502  )         (3,325,000  )
         Distributions to holder of minority interest              (13,292 )             (13,391  )            (13,503  )
                                                            ---------------       ----------------      ----------------
             Net cash used in financing activities              (3,513,295 )          (3,425,893  )         (3,338,503  )
                                                            ---------------       ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents               207,022               125,962              (144,591  )

Cash and Cash Equivalents at Beginning of Year                   1,602,236             1,476,274             1,620,865
                                                            ---------------       ----------------      ----------------

Cash and Cash Equivalents at End of Year                      $  1,809,258          $  1,602,236           $ 1,476,274
                                                            ===============       ================      ================

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                 $ 3,288,912          $  3,241,567        $  3,096,992
                                                               ---------------      ---------------    ----------------
      Adjustments to  reconcile  net income
         to net cash  provided  by  operating
         activities:
             Depreciation                                            246,976               208,971             208,971
             Minority interest in income of consolidated
                joint venture                                         13,518                13,706              13,906
             Equity in earnings of unconsolidated
                joint ventures, net of distributions                  67,922                63,109              57,031
             Loss (gain) on sale of land and buildings              (108,176  )                 --              99,031
             Decrease (increase) in receivables                      (32,504  )            (25,641 )               429
             Decrease (increase) in prepaid expenses                     398                    20              (1,465 )
             Decrease in net investment in direct
                financing leases                                     177,947               178,250             157,194
             Increase in accrued rental income                      (116,089  )           (128,736 )          (219,757 )
             Increase (decrease) in accounts
                payable and accrued expenses                            (722  )              9,987              12,203
             Increase (decrease) in due to related parties            15,617                 2,769              (4,505 )
             Increase (decrease) in rents paid in advance
                and deposits                                           8,793               (20,946 )            42,638
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                 273,680               301,489             365,676
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                        $ 3,562,592          $  3,543,056        $  3,462,668
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Mortgage notes accepted in exchange for
         sale of land and buildings                                  $    --              $     --        $  1,375,000
                                                               ===============      ===============    ================

      Distributions declared and unpaid at December 31           $ 1,137,501           $   787,501        $  1,050,000
                                                               ===============      ===============    ================









                 See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

         Investment in Joint Ventures - The Partnership accounts for its 87.68% interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                             $ 9,159,115           $ 9,167,336
                  Buildings                                          8,295,673             6,231,430
                                                              -----------------     -----------------
                                                                    17,454,788            15,398,766

                  Less accumulated depreciation                     (1,685,510 )          (1,438,534 )
                                                              -----------------     -----------------

                                                                   $15,769,278           $13,960,232
                                                              =================     =================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In July 1998, the Partnership received $116,397 as a settlement from the Florida Department of Transportation for a right of way taking related to a parcel of land on its property in Brooksville, Florida. In connection therewith, the Partnership recognized a gain of $108,176 for financial reporting purposes.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $116,089, $128,736 (net $4,501 in reserves), and $219,757, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                               $1,889,012
                2000                                1,919,651
                2001                                2,017,044
                2002                                2,065,510
                2003                                2,096,121
                Thereafter                         12,027,545
                                             -----------------

                                                  $22,014,883
                                             =================

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Minimum lease payments
                       receivable                                  $14,095,756           $18,939,788
                  Estimated residual values                          2,457,619             3,040,615
                  Less unearned income                              (8,750,590 )         (11,935,428 )
                                                              -----------------     -----------------

                  Net investment in direct
                       financing leases                             $7,802,785           $10,044,975
                                                              =================     =================

         In August 1998, four of the Partnership's leases were amended. As a result, the Partnership reclassified these leases from direct financing leases to operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded each of the reclassified leases at the lower of original cost, present fair value, or present carrying value. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                               $1,106,822
                2000                                1,106,822
                2001                                1,130,328
                2002                                1,142,042
                2003                                1,142,042
                Thereafter                          8,467,700
                                             -----------------

                                                  $14,095,756
                                             =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures:

         The Partnership has an 85.54%, a 36.8%, and a 12.46% interest in the profits and losses of Asheville Joint Venture, CNL Restaurant Investments II, and Middleburg Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         Asheville Joint Venture and Middleburg Joint Venture each own and lease one property, and CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                               1998                  1997
                                                                          ---------------      -----------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                              $6,320,059             $6,487,210
                Net investment in direct financing lease                       1,319,045              1,335,223
                Cash                                                               1,176                    596
                Receivables                                                       17,395                 14,169
                Prepaid expenses                                                     719                  1,017
                Accrued rental income                                            162,857                128,993
                Liabilities                                                          580                    864
                Partners' capital                                              7,820,671              7,966,344
                Revenues                                                         940,168              1,001,284
                Net income                                                       762,579                824,576

         The Partnership recognized income totalling $276,721, $293,480, and $266,500 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Mortgage Notes Receivable - Continued:

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

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                      1998                 1997
                                                 ---------------      ----------------
                Principal balance                    $1,795,920            $1,837,212
                Accrued interest receivable              15,806                16,174
                                                 ---------------      ----------------

                                                     $1,811,726            $1,853,386
                                                 ===============      ================

         The general partners believe that the estimated fair value of mortgage notes receivable at December 31, 1998 and 1997, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,850,003, $3,150,003, and $3,412,500, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1998                 1997               1996
                                                                 --------------      --------------     --------------
                  Net income for financial
                      reporting purposes                          $3,288,912            $3,241,567         $3,096,992

                  Depreciation for tax reporting
                      purposes in excess of
                      depreciation for financial
                      reporting purposes                            (166,412   )          (204,419 )         (219,372 )

                  Direct financing leases recorded as
                      operating leases for tax
                      reporting purposes                             177,946               178,250            157,197

                  Allowance for doubtful accounts                      5,408                18,954            (23,716 )

                  Accrued rental income                             (116,089   )          (133,237 )         (219,757 )

                  Rents paid in advance                                9,293               (21,446 )           42,637

                  Gain or loss on sale of land and
                      buildings for tax reporting
                      purposes  in  excess  of  gain or
                      loss for financial reporting purposes            3,170                   670             99,031

                  Capitalized transaction costs for tax
                      reporting purposes                              21,042                    --                 --

                  Equity in earnings of unconsolidated
                      joint ventures for tax reporting
                      purposes   in   excess  of  (less
                      than) equity in earnings of
                      unconsolidated joint ventures for
                      financial reporting purposes                    15,563                (2,987 )           13,320

                  Minority interest in timing differences
                      of consolidated joint venture                    1,443                 1,571              1,677
                                                                 --------------      --------------     --------------

                  Net income for federal income tax
                      purposes                                    $3,240,276            $3,078,923         $2,948,009
                                                                 ==============      ==============     ==============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1996, the Partnership incurred $41,250 in deferred, subordinated real estate disposition fees as the result of the sale of the property in Orlando, Florida. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1998 and 1997.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $96,202, $80,461 and $89,317 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                          1998                  1997
                                                                     ---------------       ---------------
                 Due to Affiliates:
                     Accounting and administrative
                        services                                            $20,216                $4,599
                     Deferred, subordinated real
                        estate disposition fee                               55,050                55,050
                                                                     ---------------       ---------------

                                                                            $75,266               $59,649
                                                                     ===============       ===============

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures) for each of the years ended December 31:

                                                                     1998               1997              1996
                                                                 -------------      -------------     --------------
          Golden Corral Corporation                                  $728,641           $706,839           $663,889
          Restaurant Management Services, Inc.                        527,360            531,110            533,990
          Carrols Corporation.                                        482,081            523,517            526,034
          Flagstar Enterprises, Inc. and Quincy's
              Restaurants, Inc.                                           N/A                N/A            356,720


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for each of the years ended December 31:

                                                                   1998                 1997               1996
                                                               --------------      ---------------     --------------
          Burger King                                              $ 961,542           $1,003,419          $ 989,480
          Golden Corral Family Steakhouse
              Restaurants                                            750,869              735,949            681,042
          Shoney's                                                   603,304              607,054            609,072

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,042,635 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $39,843,631 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Event - Continued:

         The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                          -----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf of the Partnership: $98,613
                                              of  the  prevailing  rate  at  which
                                              comparable  services could have been     Accounting    and     administrative
                                              obtained  in  the  same   geographic     services:  $96,202
                                              area.   Affiliates  of  the  General
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  manage-ment fee to     One  percent  of the  sum  of  gross     $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer,  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to  the  fact   that   these   are
                                              non-cumulative   if  the   Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   years  no  management
                                              fees  will be due or  payable  for
                                              such year.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
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

General        Partners'        deferred,     A   deferred,   subordinated   share     $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share     $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds     $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 54,864 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1998

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                          CNL INCOME FUND VIII, LTD.

                                          By:      CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE, President


                                          By:      ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE


                                          By:      JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   -----------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 30, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 30, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)




                                                                   CNL INCOME FUND VIII, LTD.
                                                                (A Florida Limited Partnership)
                                                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                       December 31, 1998

                                                                                   Costs Capitalized
                                                                                     Subsequent To
                                                               Initial Cost           Acquisition
                                                      --------------------------  -------------------
                                        Encum-                     Buildings and  Improve-   Carrying
                                        brances           Land     Improvements    ments      Costs
                                      ----------      -----------  ------------- ---------   -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Brandon, Florida                    -            $478,467            -            -       -
      New City, New York                  -             372,977            -      557,832       -
      Mansfield, Ohio                     -             377,395            -      496,524       -
      Syracuse, New York                  -             363,431            -      485,920       -
      New Philadelphia, Ohio              -             310,920            -      523,967       -
      Baseball City, Florida (g)          -             394,813            -            -       -

    Denny's Restaurant:
      Tiffin, Ohio                        -             143,592      335,971            -       -

    Golden Corral Family
     Steakhouse Restaurants:
      College Station, Texas              -             517,623            -      877,505       -
      Houston, Texas                      -             663,999            -    1,129,910       -
      Beaumont, Texas                     -             552,646            -      893,054       -
      Grand Prairie, Texas                -             681,824            -      914,235       -

    Hardee's Restaurant:
      Jefferson, Ohio                     -             150,587            -            -       -

    Jack in the Box Restaurants:
      Waco, Texas                         -             412,942            -            -       -
      Mesa, Arizona                       -             609,921            -            -       -

    KFC Restaurant:
      Norton Shores, Michigan             -             177,897            -            -       -

    Perkins Restaurant:
      Memphis, Tennessee                  -             431,065            -            -       -

    Popeyes Famous Fried
     Chicken Restaurant:
      Jacksonville, Florida               -             103,063      114,507      149,978       -

    Quincy's Family Steakhouse
     Restaurant:
      Statesville, North Carolina         -             257,225            -            -       -

    Shoney's Restaurants:
      Sun City, Florida                   -             382,883            -      736,865       -
      Brooksville, Florida                -             225,067            -            -       -
      Bayonet Point, Florida              -             418,464            -            -       -
      Memphis, Tennessee                  -             368,290      601,660            -       -
      North Fort Myers, Florida           -             398,423            -            -       -

    Wendy's Old Fashioned
     Hamburger Restaurant:
      Midlothian, Virginia                -            $365,601            -     $477,745       -
                                                    -----------  -----------  ----------- -------

                                                     $9,159,115   $1,052,138   $7,243,535       -
                                                    ===========  ===========  =========== =======
Property of Joint Venture in Which
  the Partnership has an 85.54%
  Interest and has Invested in Under
  an Operating Lease:

    Burger King Restaurant:
      Asheville, North Carolina           -            $438,695     $450,432            -       -
                                                    ===========  ===========  =========== =======

Properties of Joint Venture in Which
  the Partnership has a 36.8% Interest
  and has Invested in Under an
  Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio                      -            $345,696     $651,985            -       -
      San Antonio, Texas                  -             350,479      623,615            -       -
      Pontiac, Michigan                   -             277,192      982,200            -       -
      Raceland, Louisiana                 -             174,019      986,879            -       -
      New Castle, Indiana                 -             264,239      662,265            -       -
      Hastings, Minnesota                 -             155,553      657,159            -       -
                                                    -----------  -----------  ----------- -------

                                                     $1,567,178   $4,564,103            -       -
                                                    ===========  ===========  =========== =======

Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in Under
  an Operating Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Middleburg Heights, Ohio            -            $521,571            -            -       -
                                                    ===========  ===========  =========== =======

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Brandon, Florida                    -                   -            -     $483,107       -
      Baseball City, Florida (g)          -                   -            -      551,446       -

    Hardee's  Restaurants:
      Brunswick, Ohio                     -             116,199      457,907            -       -
      Grafton, Ohio                       -              66,092      411,798            -       -
      Jefferson, Ohio                     -                   -      443,444            -       -
      Lexington, Ohio                     -             124,707      433,264            -       -

    Jack in the Box Restaurants:
      Waco, Texas                         -                   -            -      406,745       -
      Mesa, Arizona                       -                   -      561,477            -       -

    KFC Restaurants:
      Grand Rapids, Michigan              -             169,175      620,623            -       -
      Norton Shores, Michigan             -                   -      509,228            -       -

    Perkins Restaurant:
      Memphis, Tennessee                  -                   -            -      594,154       -

    Quincy's Family Steakhouse
     Restaurant:
      Statesville, North Carolina         -                   -      705,444            -       -

    Shoney's Restaurants:
      Brooksville, Florida                -                   -            -      644,369       -
      Bayonet Point, Florida              -                   -      575,985            -       -
      North Fort Myers, Florida           -                   -      552,240            -       -
                                                    -----------  -----------  ----------- -------

                                                       $476,173   $5,271,410   $2,679,821       -
                                                    ===========  ===========  =========== =======

Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in Under
  a Direct Financing Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Middleburg Heights, Ohio            -                   -   $1,357,288            -       -
                                                    ===========  ===========  =========== =======




         Gross Amount at Which                                                Life on Which
         Carried at Close of Period (c)                                      Depreciation in
   --------------------------------------                Date                  Latest Income
               Buildings and              Accumulated   of Con-     Date       Statement is
      Land      Improvements    Total     Depreciation struction  Acquired      Computed
  -----------  -------------  ----------  -----------  ---------  ---------   ---------------

    $478,467           (f)     $478,467            -    1991        10/90          (d)
     372,977      557,832       930,809       10,270    1977        03/91          (i)
     377,395      496,524       873,919        9,142    1989        03/91          (i)
     363,431      485,920       849,351        8,947    1987        03/91          (i)
     310,920      523,967       834,887        9,647    1989        03/91          (i)
     394,813           (f)      394,813            -    1991        02/91          (d)


     143,592      335,971       479,563       61,714    1990        03/91          (h)



     517,623      877,505     1,395,128      242,817    1990        09/90          (b)
     663,999    1,129,910     1,793,909      301,722    1990        10/90          (b)
     552,646      893,054     1,445,700      255,357    1990        11/90          (b)
     681,824      914,235     1,596,059      252,228    1990        11/90          (b)


     150,587           (f)      150,587            -    1990        11/90          (d)


     412,942           (f)      412,942            -    1991        11/90          (d)
     609,921           (f)      609,921            -    1991        02/92          (d)


     177,897           (f)      177,897            -    1990        03/91          (d)


     431,065           (f)      431,065            -    1990        11/90          (d)



     103,063      264,485       367,548       70,378    1979        09/90          (b)



     257,225           (f)      257,225            -    1991        10/91          (d)


     382,883      736,865     1,119,748      192,325    1991        10/90          (b)
     225,067           (f)      225,067            -    1991        12/90          (d)
     418,464           (f)      418,464            -    1989        06/91          (d)
     368,290      601,660       969,950      148,190    1991        08/91          (b)
     398,423           (f)      398,423            -    1991        09/95          (d)



    $365,601     $477,745      $843,346     $122,773    1991        03/91          (b)
 -----------  -----------  ------------  -----------

  $9,159,115   $8,295,673   $17,454,788   $1,685,510
 ===========  ===========  ============  ===========






    $438,695     $450,432      $889,127     $116,948    1986        03/91          (b)
 ===========  ===========  ============  ===========







    $345,696     $651,985      $997,681     $157,846    1986        09/91          (b)
     350,479      623,615       974,094      150,977    1986        09/91          (b)
     277,192      982,200     1,259,392      237,791    1987        09/91          (b)
     174,019      986,879     1,160,898      238,924    1988        09/91          (b)
     264,239      662,265       926,504      160,335    1988        09/91          (b)
     155,553      657,159       812,712      159,099    1990        09/91          (b)
 -----------  -----------  ------------  -----------

  $1,567,178   $4,564,103    $6,131,281   $1,104,972
 ===========  ===========  ============  ===========








    $521,571           (f)     $521,571            -    1995        05/96          (d)
 ===========               ============  ===========






           -           (f)           (f)          (d)   1991        10/90          (d)
           -           (f)           (f)          (d)   1991        02/91          (d)


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


           -           (f)           (f)          (d)   1991        12/90          (d)
           -           (f)           (f)          (d)   1989        06/91          (d)
           -           (f)           (f)          (d)   1991        09/95          (d)












           -           (f)           (f)          (d)   1995        05/96          (d)


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:

                                                                                          Accumulated
                                                                        Cost             Depreciation
                                                                  -----------------     -----------------
              Properties the Partnership has Invested
                in Under Operating Leases:

                   Balance, December 31, 1995                         $  15,906,963        $  1,020,592
                   Dispositions                                            (508,197)                 --
                   Depreciation expense                                          --             208,971
                                                                  -----------------     -----------------

                   Balance, December 31, 1996                            15,398,766           1,229,563
                   Depreciation expense                                          --             208,971
                                                                  -----------------     -----------------

                   Balance, December 31, 1997                            15,398,766           1,438,534
                   Reclass to operating lease                             2,064,243                   --
                   Dispositions                                              (8,221)                  --
                   Depreciation expense                                           --             246,976
                                                                  -----------------     -----------------

                   Balance, December 31, 1998                         $  17,454,788        $  1,685,510
                                                                  =================     =================

              Property of Joint Venture in Which
                the  Partnership  has an 85.54%
                Interest and has Invested in
                Under an Operating Lease:

                   Balance, December 31, 1995                           $   889,127         $    71,906
                   Depreciation expense                                          --              15,014
                                                                  -----------------     -----------------

                   Balance, December 31, 1996                               889,127              86,920
                   Depreciation expense                                          --              15,014
                                                                  -----------------     -----------------

                   Balance, December 31, 1997                               889,127             101,934
                   Depreciation expense                                          --              15,014
                                                                  -----------------     -----------------

                   Balance, December 31, 1998                           $   889,127         $   116,948
                                                                  =================     =================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                  -----------------      ----------------
             Property of Joint Venture in Which the
               Partnership has a 36.8% Interest and
               has Invested in Under Operating
               Leases:

                  Balance, December 31, 1995                          $  6,131,281             $  648,561
                  Depreciation expense                                          --                152,137
                                                                  -----------------      ----------------

                  Balance, December 31, 1996                             6,131,281                800,698
                  Depreciation expense                                          --                152,137
                                                                  -----------------      ----------------

                  Balance, December 31, 1997                             6,131,281                952,835
                  Depreciation expense                                          --                152,137
                                                                  -----------------      ----------------

                  Balance, December 31, 1998                          $  6,131,281            $ 1,104,972
                                                                  =================      ================

             Property of Joint  Venture  in Which
               the  Partnership  has a 12.46%
               Interest and has Invested in
               Under an Operating Lease:

                  Balance, December 31, 1995                              $     --                $    --
                  Acquisitions                                             521,571                     --
                  Depreciation expense (d)                                      --                     --
                                                                  -----------------      ----------------

                  Balance, December 31, 1996                               521,571                      --
                  Depreciation expense                                           --                      --
                                                                  -----------------      ----------------

                  Balance, December 31, 1997                               521,571                      --
                  Depreciation expense                                           --                      --
                                                                  -----------------      ----------------

                  Balance, December 31, 1998                            $  521,571                $    --
                                                                  =================      ================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $26,164,478 and $8,899,266, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing lease; therefore, depreciation is not applicable.

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

(i) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of August 1, 1998, and depreciated over its remaining estimated life of approximately 23 years.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998

                                                                                                                       Principal
                                                                                                                        Amount
                                                                                                                       of Loans
                                                                                                                      Subject to
                                                                                                       Carrying       Delinquent
                                              Final           Periodic                    Face         Amount of     Principal or
                           Interest          Maturity         Payment       Prior      Amount of       Mortgages      Description
                             Rate              Date            Terms        Liens      Mortgages          (1)          Interest
                           ----------    ------------------   ----------   ---------   ------------   -------------  ---------------
     Church's
     Jacksonville, FL
     First Mortgage          10.00%         December 2005        (2)           $ --      $ 240,000       $ 237,527            $  --

     Church's
     Jacksonville, FL
     First Mortgage          10.00%         December 2005        (3)             --        220,000         217,733               --

     Ponderosa
     Orlando, FL
     First Mortgage          10.75%          October 2011        (4)             --      1,388,568      $1,356,466               --
                                                                           ---------   ------------   -------------  ---------------

         Total                                                                 $ --     $1,848,568      $1,811,726            $  --
                                                                           =========   ============   =============  ===============

(1)      The tax carrying value of the notes is $1,811,726.

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

(5)      The changes in the carrying amounts are summarized as follows:

                                                    1998             1997              1996
                                               ---------------  ---------------   ---------------
         Balance at beginning of
             period                                 $1,853,386       $1,862,262         $ 463,833

         New mortgage loans                                 --               --         1,388,568

         Interest earned                               191,738          194,784            74,059

         Collection of principal and
             interest                                 (233,398)        (203,660)          (64,198)
                                               ---------------  ---------------   ---------------

         Balance at end of period                   $1,811,726       $1,853,386        $1,862,262
                                               ===============  ===============   ===============

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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