Form 10-K/A
period 1997-12-31
CNL INCOME FUND VIII LTD
filed 1999-07-30
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund VIII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Property in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, in which the Partnership is a co-venturer. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. As a result of the above transactions the Partnership owned 36 Properties, as of December 31, 1997. The 36 properties included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Major Tenants

         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.


Joint Venture Arrangements


         The Partnership has entered into a joint venture arrangement, Woodway Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Asheville Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property; CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund IX, Ltd., affiliates of the General Partners, to purchase and hold six Properties; and Middleburg Joint Venture with CNL Income Fund XII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.


         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 88 percent interest in Woodway Joint Venture, an 86 percent interest in Asheville Joint Venture, a 37 percent interest in CNL Restaurant Investments II, and a 12 percent interest in Middleburg Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

         The use of joint venture arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

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

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.
                                                         5

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 36 Properties. Of the 36 Properties, 27 are owned by the Partnership in fee simple and nine are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,400 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                               Number of Properties

         Arizona                                      1
         Florida                                      7
         Indiana                                      1
         Louisiana                                    1
         Michigan                                     3
         Minnesota                                    1
         North Carolina                               2
         New York                                     2
         Ohio                                         9
         Tennessee                                    2
         Texas                                        6
         Virginia                                     1
                                                  ------
         TOTAL PROPERTIES:                           36
                                                  ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 10,900 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint venture for federal income tax purposes was $26,172,699 and $8,899,267, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                 Number of Properties

         Burger King                              13
         Denny's                                   1
         Golden Corral                             5
         Hardee's                                  4
         Jack in the Box                           2
         KFC                                       2
         Perkins                                   1
         Popeyes                                   1
         Quincy's                                  1
         Shoney's                                  5
         Wendy's                                   1
                                              ------
         TOTAL PROPERTIES                         36
                                              ======


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


         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                            For the Year Ended December 31:
                                   1997            1996              1995              1994            1993
                              -----------        -----------     -----------      -------------    -----------
    Rental Revenues (1)        $3,467,720        $3,552,341       $3,676,557        $3,708,190      $3,731,390
    Properties                         36                36               36                38              38
    Average Rent per Unit         $96,326           $98,676         $102,127           $97,584         $98,194

(1) Rental revenues include the Partnership's share of rental revenues from the nine Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                  Rental Income
             1998                              -                          -                            -
             1999                              -                          -                            -
             2000                              -                          -                            -
             2001                              -                          -                            -
             2002                              -                          -                            -
             2003                              -                          -                            -
             2004                              -                          -                            -
             2005                              4                    654,131                       19.21%
             2006                              1                    118,136                        3.47%
             2007                              -                          -                            -
             Thereafter                       31                  2,632,192                       77.32%
                                        --------              -------------                -------------
             Totals                           36                  3,404,459                      100.00%
                                        ========              =============                =============

         Leases  with  Major   Tenants.   The  terms  of  the  leases  with  the
Partnership's major tenants as of December 31, 1997 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business -Leases.

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


 Competition


      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

                                     PART II


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


      In December 1995, the Partnership sold its two Properties in Jacksonville, Florida, to the subtenant for a total of $460,000, and in connection therewith, accepted promissory notes in the principal sums of $240,000 and $220,000, collateralized by mortgages on the Properties. The notes bear interest at a rate of ten percent per annum and are being collected in 119 equal monthly installments of $2,106 and $1,931 with balloon payments of $218,252 and $200,324, respectively, due in December 2005. As a result of the sale of the two Properties, the Partnership recognized a loss of $11,712 for financial reporting purposes for the year ended December 31, 1995. The mortgage notes receivable balances at December 31, 1997 and 1996, of $458,407 and $461,255, respectively, include accrued interest of $3,788 and $3,812, respectively, relating to these two Properties. Proceeds received from the collection of these mortgage notes will be distributed to the Limited Partners , used to reinvest in an additional Property or to pay Partnership liabilities.

      In May 1996, the Partnership reinvested the remaining net sales proceeds of approximately $234,100 from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, which purchased a Property in Middleburg Heights, Ohio. The Partnership has an approximate 12 percent interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same General Partners.

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

      None of the Properties owned by the Partnership, or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,602,236 invested in such short-term investments as compared to $1,476,274 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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

      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,150,003, $3,412,500 and $3,325,002 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.090 per Unit for the year ended December 31, 1997, $0.098 per Unit for the year ended December 31, 1996 and $0.095 per Unit for the year ended December 31, 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


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

      During the years ended December 31, 1997, 1996 and 1995, the Partnership and its consolidated joint venture, Woodway Joint Venture, earned $3,015,642, $3,182,058 and $3,300,816, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, is primarily attributable to a decrease of approximately $141,300, as a result of the sale of the Property in Orlando, Florida, in October 1996, as described above in "Capital Resources."


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


      For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $293,480, $266,500 and $244,933, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997 and 1996, each as compared to the previous year, is primarily attributable to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in " Capital Resources."

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


      Operating expenses, including depreciation and amortization expense, were $377,922, $397,587 and $390,308 for the years ended December 31, 1997, 1996 and
1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The increase in operating expenses during 1996 as compared to 1995, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in 1995. The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense as a result of the sale of the two properties located in Jacksonville, Florida, in December 1995, as described above in "Capital Resources."

      As a result of the 1996 sale of the Property in Orlando,

Florida, as described above in "Capital Resources," the Partnership recognized a loss of $99,031 for the year ended December 31, 1996. In addition, as a result of the 1995 sales of the Property in Ocoee, Florida, and the two Properties in Jacksonville, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $71,638 and a loss of $11,712, respectively, during the year ended December 31, 1995. No Properties were sold during 1997.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                     CNL INCOME FUND VIII, LTD.

                                     By:      CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE, President


                                     By:      ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------
                                              ROBERT A. BOURNE


                                     By:      JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ---------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.

