Form 10-Q
period 1999-06-30
CNL INCOME FUND VIII LTD
filed 1999-08-12
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                June 30,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $1,835,604 and
       $1,685,510, respectively                                                  $ 15,619,184             $ 15,769,278
   Net investment in direct financing leases                                        7,721,863                7,802,785
   Investment in joint ventures                                                     2,776,099                2,809,759
   Mortgage notes receivable                                                        1,507,221                1,811,726
   Cash and cash equivalents                                                        1,896,858                1,809,258
   Receivables, less allowance for doubtful accounts
       of $24,636 in 1998                                                               5,426                   84,265
   Prepaid expenses                                                                    14,426                    3,959
   Accrued rental income, less allowance for doubtful
       accounts of $4,501 in 1999 and 1998                                          1,976,584                1,927,418
   Other assets                                                                        52,671                   52,671
                                                                           -------------------      -------------------

                                                                                 $ 31,570,332             $ 32,071,119
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   96,091               $    4,258
   Escrowed real estate taxes payable                                                  21,347                   27,838
   Distributions payable                                                              787,501                1,137,501
   Due to related party                                                                81,968                   75,266
   Rents paid in advance                                                               60,950                   62,349
                                                                           -------------------      -------------------
       Total liabilities                                                            1,047,857                1,307,212

   Commitments and Contingencies (Note 3)

   Minority interest                                                                  108,640                  108,600

   Partners' capital                                                               30,413,835               30,655,307
                                                                           -------------------      -------------------

                                                                                 $ 31,570,332             $ 32,071,119
                                                                           ===================      ===================



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                     Six Months Ended
                                                                June 30,                            June 30,
                                                          1999            1998               1999              1998
                                                       ------------    ------------      -------------     -------------
Revenues:
    Rental income from operating leases                  $ 492,313       $ 455,192          $ 985,302         $ 910,748
    Earned income from direct financing leases             235,628         297,998            472,487           597,440
    Contingent rental income                                13,335           2,547             16,614            21,033
    Interest and other income                               57,044          70,242            111,409           135,326
                                                       ------------    ------------      -------------     -------------
                                                           798,320         825,979          1,585,812         1,664,547
                                                       ------------    ------------      -------------     -------------

Expenses:
    General operating and administrative                    34,860          43,649             72,509            76,092
    Professional services                                    8,404           6,857             14,136            12,363
    State and other taxes                                      112             103             17,646             5,372
    Depreciation                                            75,047          52,243            150,094           104,485
    Transaction costs                                       87,527              --            121,090                --
                                                       ------------    ------------      -------------     -------------
                                                           205,950         102,852            375,475           198,312
                                                       ------------    ------------      -------------     -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures              592,370         723,127          1,210,337         1,466,235

Minority Interest in Income of Consolidated
    Joint Venture                                           (3,330 )        (3,307 )           (6,685 )          (6,711 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                69,647          71,149            129,878           139,253
                                                       ------------    ------------      -------------     -------------

Net Income                                               $ 658,687       $ 790,969         $1,333,530        $1,598,777
                                                       ============    ============      =============     =============

Allocation of Net Income:
    General partners                                      $  6,587        $  7,910          $  13,335         $  15,988
    Limited partners                                       652,100         783,059          1,320,195         1,582,789
                                                       ------------    ------------      -------------     -------------

                                                         $ 658,687       $ 790,969         $1,333,530        $1,598,777
                                                       ============    ============      =============     =============

Net Income Per Limited Partner Unit                       $  0.019        $  0.022          $   0.038         $   0.045
                                                       ============    ============      =============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                   35,000,000      35,000,000         35,000,000        35,000,000
                                                       ============    ============      =============     =============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Six Months Ended                Year Ended
                                                                          June 30,                   December 31,
                                                                            1999                         1998
                                                                   ------------------------     ------------------------
General partners:
    Beginning balance                                                       $  258,248                    $  226,441
    Net income                                                                  13,335                        31,807
                                                                      -----------------             -----------------
                                                                               271,583                       258,248
                                                                      -----------------             -----------------

Limited partners:
    Beginning balance                                                       30,397,059                    30,989,957
    Net income                                                               1,320,195                     3,257,105
    Distributions ($0.045 and $0.110 per
       limited partner unit, respectively                                   (1,575,002 )                  (3,850,003 )
                                                                      -----------------             -----------------
                                                                            30,142,252                    30,397,059
                                                                      -----------------             -----------------

Total partners' capital                                                    $30,413,835                   $30,655,307
                                                                      =================             =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1999                1998
                                                                          ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,717,444          $1,873,504
                                                                          ----------------    ----------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                   301,803              20,097
                                                                          ----------------    ----------------
          Net cash provided by investing activities                               301,803              20,097
                                                                          ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,925,002 )        (1,925,001 )
       Distributions to holder of minority interest                                (6,645 )            (6,587 )
                                                                          ----------------    ----------------
          Net cash used in financing activities                                (1,931,647 )        (1,931,588 )
                                                                          ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                               87,600             (37,987 )

Cash and Cash Equivalents at Beginning of Period                                1,809,258           1,602,236
                                                                          ----------------    ----------------

Cash and Cash Equivalents at End of Period                                     $1,896,858          $1,564,249
                                                                          ================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 787,501           $ 787,501
                                                                          ================    ================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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


2.   Mortgage Notes Receivable:

         As of December 31, 1998, the Partnership had accepted three promissory notes in connection with the sale of three of its properties. During the six months ended June 30, 1999, the maker relating to one of the promissory notes prepaid principal in the amount of $272,500. The amount was applied to the outstanding principal balance.

3.   Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,021,318 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998

3.       Commitments and Contingencies - Continued:

         unchanged) at $39,843,631 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 36 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,717,444 and $1,873,504 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         As of December 31, 1998, the Partnership had accepted three promissory notes in connection with the sale of three of its Properties. During the six months ended June 30, 1999, the maker relating to one of the promissory notes prepaid principal of $272,500 which was applied to the outstanding principal balance. The Partnership intends to reinvest the $272,500 payment in an additional Property.

         Currently, rental income from the Partnership's Properties and any amounts collected under its promissory note, as described above, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposits, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,896,858 invested in such short-term investments, as compared to $1,809,258 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations and, for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,575,002 and $1,925,001 for the six months ended June 30, 1999 and 1998, respectively ($787,501 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $0.045 and $0.055 per unit for the six months ended June 30, 1999 and 1998, respectively ($0.023 per unit for the quarters ended June 30, 1999 and 1998). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,047,857 at June 30, 1999, from $1,307,212 at December 31, 1998, partially as a result of the payment of a special distribution accrued at December 31, 1998, of accumulated, excess operating reserves to the limited partners of $350,000 in January 1999. In addition, the decrease in liabilities is partially offset by an increase in liabilities due to the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999 and 1998, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership and Woodway Joint Venture earned $1,457,789 and $1,508,188, respectively, in rental income from operating leases and earned income from direct financing leases, $727,941 and $753,190 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 1999, due to the fact that the leases relating to four Burger King Properties were amended to provide for rent reductions from August 1998 through the end of the lease term.

         For the six months ended June 30, 1999 and 1998, the Partnership also earned $16,614 and $21,033, respectively, in contingent rental income, $13,335 and $2,547 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Contingent rental income was lower during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to the fact that during the six months ended June 30, 1998, the Partnership recorded additional contingent rental amounts as a result of adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts.
Contingent rental income was higher for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, due to a change in the percentage rent formula in accordance with the terms of the lease agreement for the Wendy's Property in Midlothian, Virginia.

         During the six months ended June 30, 1999 and 1998, the Partnership also earned $111,409 and $135,326, respectively, in interest and other income, $57,044 and $70,242 of which was earned during the quarters ended June 30, 1999 and 1998. The decrease in interest and other income during the quarter and six months ended June 30, 1999, is primarily attributable to a reduction in the interest earned on the mortgage note accepted in connection with the sale of the Property located in Orlando, Florida due to the fact that the maker of the note prepaid principal in the amount of $272,500 during the six months ended June 30, 1999, as described above in "Capital Resources."

         For the quarters and six months ended June 30, 1999 and 1998, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection with these joint venture arrangements, during the six months ended June 30, 1999 and 1998, the Partnership earned $129,878 and $139,253, respectively, attributable to net income earned by these unconsolidated joint ventures, $69,647 and $71,149 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in net income earned by joint ventures for the quarter and six months ended June 30, 1999, is primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina, owned by Asheville Joint Venture, was amended to provide for rent reductions from August 1998 through the end of the lease term.

         Operating expenses, including depreciation and amortization expense, were $375,475 and $198,312 for the six months ended June 30, 1999 and 1998, respectively, $205,950 and $102,852 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is partially due to an increase in depreciation expense due to the fact that, in August 1998, the Partnership reclassified the leases for four Burger King Properties from direct financing leases to operating leases, as a result of lease amendments.

         The increase in operating expenses for the quarter and six months ended June 30, 1999, is also partially due to the fact that the Partnership incurred $87,527 and $121,090, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses for the six months ended June 30, 1999 is due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,021,318 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $39,843,631 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against us and APF in connection with the proposed Merger. The general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         No material changes in the Partnership's market risk occurred from December 31, 1998 through June 30, 1999. Information regarding the Partnership's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27       Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999.


                  CNL INCOME FUND VIII, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:            /s/ James M. Seneff, Jr.
                                              ------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                               By:            /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)