Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VIII LTD
filed 1999-10-29
CIK 856204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                          -------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ___________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X    No ____
                                         ---

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund VIII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk (incorporating by reference disclosure contained in Item 7.) and Item 8. Financial Statements and Supplementary Data.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,975,000, and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Property in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, in which the Partnership is a co-venturer to purchase and hold one property in Middleburg Heights, Ohio. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. As a result of the above transactions, as of December 31, 1998, the Partnership owned 36 Properties. The 36 Properties included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 87.68% interest in Woodway Joint Venture, an 85.54% interest in Asheville Joint Venture, a 36.8% interest in CNL Restaurant Investments II, and a 12.46% interest in Middleburg Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 36 Properties. Of the 36 Properties, 27 are owned by the Partnership in fee simple and nine are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 17,400 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                    Number of Properties
          ------                                   --------------------

          Arizona                                             1
          Florida                                             7
          Indiana                                             1
          Louisiana                                           1
          Michigan                                            3
          Minnesota                                           1
          North Carolina                                      2
          New York                                            2
          Ohio                                                9
          Tennessee                                           2
          Texas                                               6
          Virginia                                            1
                                                          --------
          TOTAL PROPERTIES:                                  36
                                                          ========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 10,900 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures, for federal income tax purposes was $26,164,478 and $8,899,266, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                       Number of Properties
          ----------------                       --------------------

          Burger King                                     13
          Denny's                                          1
          Golden Corral                                    5
          Hardee's                                         4
          Jack in the Box                                  2
          KFC                                              2
          Perkins                                          1
          Popeyes                                          1
          Quincy's                                         1
          Shoney's                                         5
          Wendy's                                          1
                                                       --------
          TOTAL PROPERTIES:                               36
                                                       ========

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

     At December 31, 1998, 1997, 1996, 1995, and 1994 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                               For the Year Ended December 31:
                               1998         1997         1996          1995          1994
                            ----------   ----------   ----------    ----------    ----------
Rental Revenues (1)         $3,443,094   $3,467,720   $3,552,341    $3,676,557    $3,708,190
Properties                          36           36           36            36            38
Average Rent per Unit       $   95,642   $   96,326   $   98,676    $  102,127    $   97,584

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                         Percentage of
                            Number      Annual Rental    Gross Annual
        Expiration Year   of Leases       Revenues       Rental Income
        --------------    ---------     -------------    -------------
         1999                    --                --               --
         2000                    --                --               --
         2001                    --                --               --
         2002                    --                --               --
         2003                    --                --               --
         2004                    --                --               --
         2005                     4           654,131            19.21%
         2006                     1           118,136             3.47%
         2007                    --                --               --
         2008                    --                --               --
         Thereafter              31         2,632,192            77.32%
                          ---------     -------------    -------------
         Totals                  36         3,404,459           100.00%
                          =========     =============    =============

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

     Kunofsky Realty, Inc. leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $89,600 (ranging from approximately $83,000 to $98,000).

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

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest re-ceived, less cash paid for expenses). Cash from operations was $3,562,592, $3,543,056, and $3,462,668 for the years ended December 31, 1998, 1997, and
1996, respectively. The increase in cash from operations for 1998, as compared to 1997, was primarily a result of changes in the Partnership's working capital, and the increase in cash from operations for 1997, as compared to 1996, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

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

     None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. The increase during 1998, as compared to 1997, is primarily due to the receipt of a settlement for a right-of-way taking related to the Partnership's Property in Brooksville, Florida, as described above. At December 31, 1998, the Partnership had $1,809,258 invested in such short-term investments as compared to $1,602,236 at December 31, 1997. The increase during 1998, as compared to 1997, is primarily due to the receipt of a settlement for a right-of-way taking related to the Partnership's Property in Brooksville, Florida, as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $276,721, $293,480, and $266,500, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income by joint ventures for 1998, as compared to 1997, is primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina of Asheville Joint Venture was amended to provide for rent reductions from August 1998 through the end of the lease term. The increase in net income earned by joint ventures during 1997 as compared to 1996, is primarily attributable to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Capital Resources."

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

     As a result of the right of way settlement for the Partnership's Property in Brooksville, Florida, as described above in "Capital Resources," the Partnership recognized a gain on sale of land of $108,176 during the year ended December 31, 1998, for financial reporting purposes. As a result of the 1996 sale of the Property in Orlando, Florida, as described above in "Capital Resources," the Partnership recognized a loss of $99,031 for the year ended December 31, 1996. No Properties were sold during 1997.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,042,635 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $39,843,631 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 prob-lem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Interest Rate Risk

     The Partnership has provided fixed rate mortgages to borrowers. The principal amounts outstanding under the mortgage notes totaled $1,795,920 at December 31, 1998. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts.

     The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes would decline if interest rates rise.

     The following table presents the expected cash flows of principal that are sensitive to these changes.

                                              Mortgage notes
                                                Fixed Rates
                                              --------------
          1999                                    $   47,552
          2000                                        61,451
          2001                                        68,361
          2002                                        76,049
          2003                                        84,601
          Thereafter                               1,457,906
                                              --------------
                                                  $1,795,920
                                              ==============

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.


Item 8.   Financial Statements and Supplementary Data

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                          Page
                                                                          ----

Report of Independent Accountants                                           15

Financial Statements:

  Balance Sheets                                                            16

  Statements of Income                                                      17

  Statements of Partners' Capital                                           18

  Statements of Cash Flows                                                  19

  Notes to Financial Statements                                             21

                       Report of Independent Accountants
                       ---------------------------------


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


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 4, 1999, except for Note 11 for which the date is March 11, 1999

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                 December 31,
                                                                       1998                       1997
                                                                    -----------               -----------
                 ASSETS
                 ------
 Land and buildings on operating leases, less
   accumulated depreciation                                         $15,769,278               $13,960,232
Net investment in direct financing leases                             7,802,785                10,044,975
Investment in joint ventures                                          2,809,759                 2,877,717
Mortgage notes receivable                                             1,811,726                 1,853,386
Cash and cash equivalents                                             1,809,258                 1,602,236
Receivables, less allowance for doubtful
   accounts of $24,636 and $19,228                                       84,265                    51,393
Prepaid expenses                                                          3,959                     4,357
Accrued rental income, less allowance for
   doubtful accounts of $4,501 in 1998 and                            1,927,418                 1,811,329
   1997
Other assets                                                             52,671                    52,671
                                                                    -----------               -----------

                                                                    $32,071,119               $32,258,296
                                                                    ===========               ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                                    $     4,258               $     8,359
Escrowed real estate taxes payable                                       27,838                    24,459
Distributions payable                                                 1,137,501                   787,501
Due to related parties                                                   75,266                    59,649
Rents paid in advance and deposits                                       62,349                    53,556
                                                                    -----------               -----------
   Total liabilities                                                  1,307,212                   933,524

Minority interest                                                       108,600                   108,374

Partners' capital                                                    30,655,307                31,216,398
                                                                    -----------               -----------

                                                                    $32,071,119               $32,258,296
                                                                    ===========               ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                 Year Ended December 31,
                                                                     1998                 1997                 1996
                                                                 -----------           -----------           -----------
Revenues:
 Rental income from operating leases                             $ 1,897,209           $ 1,804,273           $ 1,867,968
 Earned income from direct financing leases                        1,093,839             1,211,369             1,314,090
 Contingent rental income                                            101,911                85,735                31,712
 Interest and other income                                           269,744               238,338               127,246
                                                                 -----------           -----------           -----------
                                                                   3,362,703             3,339,715             3,341,016
                                                                 -----------           -----------           -----------
Expenses:
 General operating and administrative                                146,943               140,586               156,177
 Professional services                                                24,837                23,284                27,682
 State and other taxes                                                 5,372                 5,081                 4,757
 Depreciation                                                        246,976               208,971               208,971
 Transaction costs                                                    21,042                    --                    --
                                                                 -----------           -----------           -----------
                                                                     445,170               377,922               397,587
                                                                 -----------           -----------           -----------

Income Before Minority Interest in Income of
 Consolidated Joint Venture, Equity in
 Earnings of Unconsolidated Joint Ventures
 and Gain (Loss) on Sale of Land and
 Buildings                                                         2,917,533             2,961,793             2,943,429

Minority Interest in Income of Consolidated
 Joint Venture                                                       (13,518)              (13,706)              (13,906)

Equity in Earnings of Unconsolidated Joint
 Ventures                                                            276,721               293,480               266,500

Gain (Loss) on Sale of Land and Buildings                            108,176                    --               (99,031)
                                                                 -----------           -----------           -----------

Net Income                                                       $ 3,288,912           $ 3,241,567           $ 3,096,992
                                                                 ===========           ===========           ===========

Allocation of Net Income:
 General partners                                                $    31,807           $    32,416           $    31,413
 Limited partners                                                  3,257,105             3,209,151             3,065,579
                                                                 -----------           -----------           -----------

                                                                 $ 3,288,912           $ 3,241,567           $ 3,096,992
                                                                 ===========           ===========           ===========

Net Income Per Limited Partner Unit                              $     0.093           $     0.092           $     0.088
                                                                 ===========           ===========           ===========

Weighted Average Number of
 Limited Partner Units Outstanding                                35,000,000            35,000,000            35,000,000
                                                                 ===========           ===========           ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                   General Partners                              Limited Partners
                               --------------------------   --------------------------------------------------------
                                              Accumulated                                   Accumulated  Syndication
                               Contributions   Earnings     Contributions  Distributions     Earnings       Costs        Total
                               -------------  -----------   -------------  -------------   ------------  -----------  ------------
Balance, December 31, 1995     $       1,000  $   161,612   $  35,000,000  $ (15,772,138)  $ 16,064,868  $(4,015,000) $ 31,440,342

   Distributions to limited
       partners ($0.098 per
       limited partner unit)              --           --              --     (3,412,500)            --           --    (3,412,500)
   Net income                             --       31,413              --             --      3,065,579           --     3,096,992
                               -------------  -----------   -------------  -------------   ------------  -----------  ------------

Balance, December 31, 1996             1,000      193,025      35,000,000    (19,184,638)    19,130,447   (4,015,000)   31,124,834

   Distributions to limited
       partners ($0.090 per
       limited partner unit)              --           --              --     (3,150,003)            --           --    (3,150,003)
   Net income                             --       32,416              --             --      3,209,151           --     3,241,567
                               -------------  -----------   -------------  -------------   ------------  -----------  ------------

Balance, December 31, 1997             1,000      225,441      35,000,000    (22,334,641)    22,339,598   (4,015,000)   31,216,398

   Distributions to limited
       partners ($0.110 per
       limited partner unit)              --           --              --     (3,850,003)            --           --    (3,850,003)
   Net income                             --       31,807              --             --      3,257,105           --     3,288,912
                               -------------  -----------   -------------  -------------   ------------  -----------  ------------

Balance, December 31, 1998     $       1,000  $   257,248   $  35,000,000  $ (26,184,644)  $ 25,596,703  $(4,015,000) $ 30,655,307
                               =============  ===========   =============  =============   ============  ===========  ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                              Year Ended December 31,

                                                                    1998                1997                1996
                                                                ------------        ------------        ------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows from Operating Activities:
       Cash received from tenants                                $ 3,144,653         $ 3,114,439         $ 3,222,903
       Distributions from unconsolidated joint
         ventures                                                    344,643             356,589             323,531
       Cash paid for expenses                                       (185,270)           (163,215)           (194,218)
       Interest received                                             258,584             235,243             110,452
                                                                ------------        ------------        ------------
         Net cash provided by operating activities                 3,562,592           3,543,056           3,462,668
                                                                ------------        ------------        ------------

       Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                      116,397                  --                  --
       Additions to land and buildings on operating
         leases                                                           --                  --              (1,135)
       Investment in direct financing leases                              --                  --              (1,326)
       Investment in joint venture                                        --                  --            (234,059)
       Collections on mortgage notes receivable                       41,292               8,799               2,557
       Other                                                              36                  --             (34,793)
                                                                ------------        ------------        ------------
         Net cash provided by (used in) investing
          activities                                                 157,725               8,799            (268,756)
                                                                ------------        ------------        ------------

       Cash Flows from Financing Activities:
       Distributions to limited partners                          (3,500,003)         (3,412,502)         (3,325,000)
       Distributions to holder of minority interest                  (13,292)            (13,391)            (13,503)
                                                                ------------        ------------        ------------
         Net cash used in financing activities                    (3,513,295)         (3,425,893)         (3,338,503)
                                                                ------------        ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 207,022             125,962            (144,591)

Cash and Cash Equivalents at Beginning of Year                     1,602,236           1,476,274           1,620,865
                                                                ------------        ------------        ------------

Cash and Cash Equivalents at End of Year                         $ 1,809,258         $ 1,602,236         $ 1,476,274
                                                                ============        ============        ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                     Year Ended December 31,

                                                                           1998               1997                1996
                                                                        -----------        -----------         -----------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

     Net income                                                          $3,288,912         $3,241,567          $3,096,992
                                                                        -----------        -----------         -----------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                         246,976            208,971             208,971
       Minority interest in income of consolidated
          joint venture                                                      13,518             13,706              13,906
       Equity in earnings of unconsolidated
          joint ventures, net of distributions                               67,922             63,109              57,031
       Loss (gain) on sale of land and buildings                           (108,176)                --              99,031
       Decrease (increase) in receivables                                   (32,504)           (25,641)                429
       Decrease (increase) in prepaid expenses                                  398                 20              (1,465)
       Decrease in net investment in direct
          financing leases                                                  177,947            178,250             157,194
       Increase in accrued rental income                                   (116,089)          (128,736)           (219,757)
       Increase (decrease) in accounts
          payable and accrued expenses                                         (722)             9,987              12,203
       Increase (decrease) in due to related parties                         15,617              2,769              (4,505)
       Increase (decrease) in rents paid in advance                           8,793            (20,946)             42,638
          and deposits
                                                                        -----------        -----------         -----------
            Total adjustments                                               273,680            301,489             365,676
                                                                        -----------        -----------         -----------

Net Cash Provided by Operating Activities                                $3,562,592         $3,543,056          $3,462,668
                                                                        ===========        ===========         ===========

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

     Mortgage notes accepted in exchange for
          sale of land and buildings                                     $       --         $       --          $1,375,000
                                                                        -----------        -----------         -----------

     Distributions declared and unpaid at December 31                    $1,137,501         $  787,501          $1,050,000
                                                                        ===========        ===========         ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund VIII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 87.68%
     ----------------------------
     interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

     The Partnership's investments in Asheville Joint Venture, CNL Restaurant Investments II and Middleburg Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                               1998               1997
                                           ------------       ------------
          Land                              $ 9,159,115        $ 9,167,336
          Buildings                           8,295,673          6,231,430
                                           ------------       ------------
                                             17,454,788         15,398,766

          Less accumulated depreciation      (1,685,510)        (1,438,534)
                                           ------------       ------------

                                            $15,769,278        $13,960,232
                                           ============       ============

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $116,089, $128,736 (net $4,501 in reserves), and $219,757, respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                         $ 1,889,012
          2000                                           1,919,651
          2001                                           2,017,044
          2002                                           2,065,510
          2003                                           2,096,121
          Thereafter                                    12,027,545
                                                       -----------

                                                       $22,014,883
                                                       ===========

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                            1998               1997
                                         -----------       ------------
          Minimum lease payments
            receivable                   $14,095,756       $ 18,939,788
          Estimated residual values        2,457,619          3,040,615
          Less unearned income            (8,750,590)       (11,935,428)
                                         -----------       ------------

          Net investment in direct
            financing leases             $ 7,802,785       $ 10,044,975
                                         ===========       ============

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

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

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                           $ 1,106,822
          2000                                             1,106,822
          2001                                             1,130,328
          2002                                             1,142,042
          2003                                             1,142,042
          Thereafter                                       8,467,700
                                                         -----------

                                                         $14,095,756
                                                         ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     Asheville Joint Venture and Middleburg Joint Venture each own and lease one property, and CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                  1998                  1997
                                                              -----------           ------------
          Land and buildings on operating
            leases, less accumulated
            depreciation                                       $6,320,059            $6,487,210
          Net investment in direct financing lease              1,319,045             1,335,223
          Cash                                                      1,176                   596
          Receivables                                              17,395                14,169
          Prepaid expenses                                            719                 1,017
          Accrued rental income                                   162,857               128,993
          Liabilities                                                 580                   864
          Partners' capital                                     7,820,671             7,966,344
          Revenues                                                940,168             1,001,284
          Net income                                              762,579               824,576

     The Partnership recognized income totalling $276,721, $293,480, and $266,500 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Mortgage Notes Receivable:
     -------------------------

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

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

     The mortgage notes receivable consisted of the following at December 31:

                                                     1998                 1997
                                                 -----------          -----------
          Principal balance                       $1,795,920           $1,837,212
          Accrued interest receivable                 15,806               16,174
                                                 -----------          -----------

                                                  $1,811,726           $1,853,386
                                                 ===========          ===========

     The general partners believe that the estimated fair value of mortgage notes receivable at December 31, 1998 and 1997, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.   Allocations and Distributions:
     -----------------------------

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                        (A Florida Limited Partnership)

                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1998              1997             1996
                                                                 ----------        ----------       ----------
          Net income for financial
               reporting purposes                                $3,288,912        $3,241,567       $3,096,992

          Depreciation for tax reporting
               purposes in excess of
               depreciation for financial
               reporting purposes                                  (166,412)         (204,419)        (219,372)

          Direct financing leases recorded as
               operating leases for tax reporting
               purposes                                             177,946           178,250          157,197

          Allowance for doubtful accounts                             5,408            18,954          (23,716)

          Accrued rental income                                    (116,089)         (133,237)        (219,757)

          Rents paid in advance                                       9,293           (21,446)          42,637

          Gain or loss on sale of land and
               buildings for tax reporting
               purposes in excess of gain or loss
               for financial reporting purposes                       3,170               670           99,031

          Capitalized transaction costs for tax
               reporting purposes                                    21,042                --               --

          Equity in earnings of unconsolidated
               joint ventures for tax reporting
               purposes in excess of (less than)
               equity in earnings of
               unconsolidated joint ventures for
               financial reporting purposes                          15,563            (2,987)          13,320

          Minority interest in timing differences
               of consolidated joint venture                          1,443             1,571            1,677
                                                                 ----------        ----------       ----------
          Net income for federal income tax
               purposes                                          $3,240,276        $3,078,923       $2,948,009
                                                                 ==========        ==========       ==========

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     --------------------------

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $96,202, $80,461 and $89,317 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                   1998          1997
                                                 --------      --------
          Due to Affiliates:
          Accounting and administrative
            services                              $20,216       $ 4,599
          Deferred, subordinated real
            estate disposition fee                 55,050        55,050
                                                 --------      --------
                                                  $75,266       $59,649
                                                 ========      ========

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures) for each of the years ended December 31:

                                                    1998         1997          1996
                                                 ----------   ----------    ----------
       Golden Corral Corporation                  $728,641     $706,839      $663,889
       Restaurant Management Services, Inc.        527,360      531,110       533,990
       Carrols Corporation.                        482,081      523,517       526,034
       Flagstar Enterprises, Inc. and Quincy's
          Restaurants, Inc.                            N/A          N/A       356,720

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for each of the years ended December 31:

                                               1998         1997         1996
                                            ----------  -----------   ----------
       Burger King                           $961,542    $1,003,419    $989,480
       Golden Corral Family Steakhouse
         Restaurants                          750,869       735,949     681,042
       Shoney's                               603,304       607,054     609,072

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

11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,042,635 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $39,843,631 as of December 31, 1998.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Event - Continued:
     ----------------------------

     The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28/th/ day of October, 1999.

                              CNL INCOME FUND VIII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE, President


                              By:   ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE


                              By:   JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    ------------------------------
                                    JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                Title                                    Date
             ---------                                -----                                    ----
/s/ Robert A. Bourne                   President, Treasurer and Director                 October 28, 1999
------------------------------------
Robert A. Bourne                       (Principal Financial and Accounting
                                       Officer)

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director              October 28, 1999
------------------------------------
James M. Seneff, Jr.                   (Principal Executive Officer)