Form 10-Q
period 1999-09-30
CNL INCOME FUND VIII LTD
filed 1999-11-12
CIK 856204

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ___________________


                             Commission file number
                                     0-19139
                  ---------------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                         59-2963338
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 S. Orange Avenue
Orlando, Florida                                             32801
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

                                    CONTENTS
                                    --------


                                                                         Page
                                                                         ----
Part I.

  Item 1. Financial Statements:

           Condensed Balance Sheets                                       1

           Condensed Statements of Income                                 2

           Condensed Statements of Partners' Capital                      3

           Condensed Statements of Cash Flows                             4

           Notes to Condensed Financial Statements                        5-7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-15

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                    15

Part II.

  Other Information                                                       16-17

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                         September 30,            December 31,
                                                                            1999                      1998
                                                                         -----------               -----------
                                  ASSETS
                                  ------
Land and buildings on operating leases, less
    accumulated depreciation of $1,910,651 and
    $1,685,510 in 1999 and 1998, respectively                            $15,544,137               $15,769,278
Net investment in direct financing leases                                  7,679,517                 7,802,785
Investment in joint ventures                                               2,756,955                 2,809,759
Mortgage notes receivable                                                  1,487,840                 1,811,726
Cash and cash equivalents                                                  2,012,110                 1,809,258
Receivables, less allowance for doubtful accounts
    of $24,636 in 1998                                                           308                    84,265
Prepaid expenses                                                               9,572                     3,959
Accrued rental income, less allowance for doubtful
    accounts of $4,501 in 1999 and 1998                                    1,997,551                 1,927,418
Other assets                                                                  52,671                    52,671
                                                                         -----------               -----------

                                                                         $31,540,661               $32,071,119
                                                                         ===========               ===========

                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------

Accounts payable                                                         $   146,857               $     4,258
Escrowed real estate taxes payable                                            23,970                    27,838
Distributions payable                                                        787,501                 1,137,501
Due to related party                                                          64,283                    75,266
Rents paid in advance                                                        116,539                    62,349
                                                                         -----------               -----------
    Total liabilities                                                      1,139,150                 1,307,212

Commitments and Contingencies (Note 4)

Minority interest                                                            108,591                   108,600

Partners' capital                                                         30,292,920                30,655,307
                                                                         -----------               -----------

                                                                         $31,540,661               $32,071,119
                                                                         ===========               ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                         Nine Months Ended
                                                                     September 30,                           September 30,
                                                                1999               1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenues:
    Rental income from operating leases                    $    490,669        $    478,742        $  1,475,971        $  1,389,490
    Earned income from direct financing leases                  234,358             258,348             706,845             855,788
    Contingent rental income                                         --                  --              16,614              21,033
    Interest and other income                                    56,972              66,175             168,381             201,501
                                                           ------------        ------------        ------------        ------------
                                                                781,999             803,265           2,367,811           2,467,812
                                                           ------------        ------------        ------------        ------------
Expenses:
    General operating and administrative                         30,006              40,683             102,515             116,775
    Professional services                                         8,961               4,248              23,097              16,611
    State and other taxes                                            --                  --              17,646               5,372
    Depreciation                                                 75,047              67,445             225,141             171,930
    Transaction costs                                            65,171                  --             186,261                  --
                                                           ------------        ------------        ------------        ------------
                                                                179,185             112,376             554,660             310,688
                                                           ------------        ------------        ------------        ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures
    and Gain on Sale of Land                                    602,814             690,889           1,813,151           2,157,124

Minority Interest in Income of Consolidated
    Joint Venture                                                (3,349)             (3,412)            (10,034)            (10,123)


Equity in Earnings of Unconsolidated Joint
    Ventures                                                     67,121              71,177             196,999             210,430

Gain on Sale of Land                                                 --             108,176                  --             108,176
                                                           ------------        ------------        ------------        ------------

Net Income                                                 $    666,586        $    866,830        $  2,000,116        $  2,465,607
                                                           ============        ============        ============        ============

Allocation of Net Income:
    General partners                                       $      6,666        $      7,586        $     20,001        $     23,574
    Limited partners                                            659,920             859,244           1,980,115           2,442,033
                                                           ------------        ------------        ------------        ------------

                                                           $    666,586        $    866,830        $  2,000,116        $  2,465,607
                                                           ============        ============        ============        ============

Net Income Per Limited Partner Unit                        $      0.019        $      0.025        $      0.057        $      0.070
                                                           ============        ============        ============        ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        35,000,000          35,000,000          35,000,000          35,000,000
                                                           ============        ============        ============        ============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Nine Months Ended     Year Ended
                                                September 30,       December 31,
                                                    1999               1998
                                             -------------------  --------------

General partners:
    Beginning balance                           $    258,248       $    226,441
    Net income                                        20,001             31,807
                                                ------------       ------------
                                                     278,249            258,248
                                                ------------       ------------

Limited partners:
    Beginning balance                             30,397,059         30,989,957
    Net income                                     1,980,115          3,257,105
    Distributions ($0.068 and $0.110 per
      limited partner unit, respectively          (2,362,503)        (3,850,003)
                                                ------------       ------------
                                                  30,014,671         30,397,059
                                                ------------       ------------

Total partners' capital                         $ 30,292,920       $ 30,655,307
                                                ============       ============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                                September 30,
                                                                      1999                       1998
                                                                   -----------                -----------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                      $ 2,604,386                $ 2,697,992
                                                                   -----------                -----------
    Cash Flows from Investing Activities:
        Proceeds from sale of land                                        --                      116,397
        Collections on mortgage notes receivable                       321,012                     30,554
                                                                   -----------                -----------
            Net cash provided by investing activities                  321,012                    146,951
                                                                   -----------                -----------

    Cash Flows from Financing Activities:
        Distributions to limited partners                           (2,712,503)                (2,712,502)
        Distributions to holder of minority interest                   (10,043)                    (9,932)
                                                                   -----------                -----------
            Net cash used in financing activities                   (2,722,546)                (2,722,434)
                                                                   -----------                -----------

Net Increase in Cash and Cash Equivalents                              202,852                    122,509

Cash and Cash Equivalents at Beginning of Period                     1,809,258                  1,602,236
                                                                   -----------                -----------

Cash and Cash Equivalents at End of Period                         $ 2,012,110                $ 1,724,745
                                                                   ===========                ===========

Supplemental Schedule of Non-Cash Financing
    Activities:

        Distributions declared and unpaid at end of
            period                                                 $   787,501                $   787,501
                                                                   ===========                ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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


2.   Mortgage Notes Receivable:
     -------------------------

     As of December 31, 1998, the Partnership had accepted three promissory notes in connection with the sale of three of its properties. During the nine months ended September 30, 1999, the borrower relating to one of the promissory notes prepaid principal in the amount of $272,500. The amount was applied to the outstanding principal balance.

3.   Related Party Transactions:
     --------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


4.   Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,021,318 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $39,843,631 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Subsequent Events:
     -----------------

     In November 1999, the Partnership used the proceeds from the prepayment of principal from one of its promissory notes to enter into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and, affiliates of the general partners, to hold one restaurant property. The Partnership contributed approximately $448,000 to acquire the restaurant property. The Partnership owns an approximate 34 percent interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 36 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,604,386 and $2,697,992 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     As of December 31, 1998, the Partnership had accepted three promissory notes in connection with the sale of three of its Properties. During the nine months ended September 30, 1999, the borrower relating to one of the promissory notes prepaid principal of $272,500 which was applied to the outstanding principal balance. In November 1999, the Partnership reinvested the prepaid principal in a joint venture, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the general partners, to hold one restaurant property. The Partnership owns an approximate 34 percent interest in the profits and losses of the joint venture. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the prepayment of principal.

     Currently, rental income from the Partnership's Properties and any amounts collected under its promissory note, as described above, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposits, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and to invest in an additional Property. At September 30, 1999, the Partnership had $2,012,110 invested in such short-term investments, as compared to $1,809,258 at December 31, 1998. The increase in cash and cash equivalents at September 30, 1999, is primarily attributable to the receipt of the prepaid principal of $272,500 during the nine months ended September 30, 1999, relating to one of the Partnership's promissory notes, as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,362,503 and $2,712,502 for the nine months ended September 30, 1999 and 1998, respectively ($787,501 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.068 and $0.078 per unit for the nine months ended September 30, 1999 and 1998, respectively ($0.023 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, decreased to $1,139,150 at September 30, 1999, from $1,307,212 at December 31, 1998, partially as a result of the payment in January 1999 of a special distribution accrued at December 31, 1998, of $350,000, representing accumulated, excess operating reserves. In addition, the decrease in liabilities was partially offset by an increase in accounts payable at September 30, 1999, as compared to December 31, 1998 due to the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below, and as a result of an increase in rents paid in advance at September 30, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1999 and 1998, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership and Woodway Joint Venture earned $2,182,816 and $2,245,278, respectively, in rental income from operating leases and earned income from direct financing leases, $725,027 and $737,090 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income decreased during the quarter and nine months ended September 30, 1999, due to the fact that during the quarter and nine months ended September 30, 1998, the leases relating to four Burger King Properties were amended to provide for rent reductions from August 1998 through the end of the lease term.

     During the nine months ended September 30, 1999 and 1998, the Partnership also earned $168,381 and $201,501, respectively, in interest and other income, $56,972 and $66,175 of which was earned during the quarters ended September 30, 1999 and 1998. The decrease in interest and other income during the quarter and nine months ended September 30, 1999, as compared to September 30, 1998, is primarily attributable to a reduction in interest income as a result of the prepayment of principal on a mortgage note of $272,500 during the nine months ended September 30, 1999, as described above in "Capital Resources."

     For the quarters and nine months ended September 30, 1999 and 1998, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection with these joint venture arrangements, during the nine months ended September 30, 1999 and 1998, the Partnership earned $196,999 and $210,430, respectively, attributable to net income earned by these unconsolidated joint ventures, $67,121 and $71,177 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in net income earned by joint ventures for the quarter and nine months ended September 30, 1999, is primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina, owned by Asheville Joint Venture, was amended to provide for rent reductions from August 1998 through the end of the lease term.

     Operating expenses, including depreciation expense, were $554,660 and $310,688 for the nine months ended September 30, 1999 and 1998, respectively, $179,185 and $112,376 of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially due to an increase in depreciation expense due to the fact that, in August 1998, the Partnership reclassified the leases for four Burger King Properties from direct financing leases to operating leases, as a result of lease amendments, as described above.

     The increase in operating expenses for the quarter and nine months ended September 30, 1999, was also partially due to the fact that the Partnership incurred $65,171 and $186,261, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     As a result of a right of way settlement for the Partnership's Property in Brooksville, Florida, the Partnership recognized a gain on sale of land of $108,176 during the quarter and nine months ended September 30, 1998, for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 1999.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,021,318 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $39,843,631 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against us and APF in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 75 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership has provided fixed rate mortgage notes to borrowers. The general partners believe that the estimated fair value of the mortgage notes at September 30, 1999 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                 Mortgage note
                                                  Fixed Rate
                                              ------------------

          1999                                 $       14,143
          2000                                         48,702
          2001                                         54,172
          2002                                         60,256
          2003                                         67,027
          Thereafter                                1,230,611
                                             -------------------

                                               $    1,474,908
                                             ===================

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings.
          -----------------

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt
             ---------------------------------------------------------------
          Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky
          -----------------------------------------------------------------
          Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
          -----------------------------------------------------------
          Corporation, and CNL American Properties Fund, Inc., Case No.
          ----------------------------------------------------
          CIO-99-0003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a
                                    -------------------------------------------
          class of persons similarly situated, v. CNL American Properties Fund,
          ---------------------------------------------------------------------
          Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation,
          ---------------------------------------------------------------------
          CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial
          ----------------------------------------------------------------------
          Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO.
          --------------------------------------------------------
          CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

          On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                        -----------------------
          Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs
          ----------------------------
          in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.   Changes in Securities. Inapplicable.
          -----------------------------------

Item 3.   Defaults upon Senior Securities. Inapplicable.
          ---------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. Inapplicable.
          -----------------------------------------------------------------

Item 5.   Other Information. Inapplicable.
          -------------------------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits

     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

     5.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

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

     27   Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


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