Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VIII LTD
filed 1999-12-21
CIK 856204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
                                     -----------------

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

                            450 South Orange Avenue
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  _______
                                         ---------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

     The Form 10-K of CNL Income Fund VIII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 36 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17/th/ day of December, 1999.

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

             Signature                                Title                                    Date
             ---------                                -----                                    ----
/s/ Robert A. Bourne                    President, Treasurer and Director               December 17, 1999
------------------------------------   (Principal Financial and Accounting
Robert A. Bourne                                     Officer)

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director             December 17, 1999
------------------------------------      (Principal Executive Officer)
James M. Seneff, Jr.