Form 10-K405
period 1999-12-31
CNL INCOME FUND VIII LTD
filed 2000-03-29
CIK 856204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from ________ to __________


                         Commission file number 0-19139

                           CNL INCOME FUND VIII, LTD.
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-2963338
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)              No.)


                            450 South Orange Avenue
                          Orlando, Florida 32801-3336
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 540-2000

          Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class:            Name of exchange on which registered:
                 None                              Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

              Units of limited partnership interest ($1 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No ___
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 35,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $1 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,975,000 and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Property in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, in which the Partnership is a co-venturer to purchase and hold one property in Middleburg Heights, Ohio. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. During 1998, the Partnership received a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In addition, during the year ended December 31, 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. During 1999, the Partnership reinvested the prepaid principal, along with the settlement received in the right of way taking, in Bossier Joint Venture, in which the Partnership is a co-venturer to purchase and hold one Property in Bossier City, Louisiana. As a result of the above transactions, as of December 31, 1999, the Partnership owned 37 Properties. The 37 Properties included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 14 to 25 years (the average being 18 years), and expire between 2005 and 2019. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 30 of the Partnership's 37 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     During 1998, the leases relating to the Burger King Properties in New York City and Syracuse, New York, New Philadelphia and Mansfield, Ohio; and Asheville, North Carolina, were amended to provide for rent reductions from August 1998 through the end of the lease terms.

         In November 1999, the Partnership entered into a joint venture, Bossier City Joint Venture, with an affiliate of the General Partners to purchase and hold one Property indirectly. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.


Major Tenants

     During 1999, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1999 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures). In 2000, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

     The Partnership has entered into a joint venture arrangement, Woodway Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into four separate joint venture arrangements: Asheville Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property; CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund IX, Ltd., affiliates of the General Partners, to purchase and hold six Properties; Middleburg Joint Venture with CNL Income Fund XII, Ltd., an affiliate of the General Partners, to purchase and hold one Property and Bossier City Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 87.68% interest in Woodway Joint Venture, an 85.54% interest in Asheville Joint Venture, a 36.8% interest in CNL Restaurant Investments II, a 12.46% interest in Middleburg Joint Venture and a 34% interest in Bossier City Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

     Woodway Joint Venture, Asheville Joint Venture, Middleburg Joint Venture and Bossier City Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by any of the joint venturers.

     The Partnership has management control of Woodway Joint Venture and shares management control equally with affiliates of the General Partners for Asheville Joint Venture, CNL Restaurant Investments II, Middleburg Joint Venture and Bossier City Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of Woodway Joint Venture, Asheville Joint Venture, CNL Restaurant Investments II, Middleburg Joint Venture and Bossier City Joint Venture is distributed 87.68%, 85.54%, 36.8%, 12.46% and 34%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.) a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 37 Properties. Of the 37 Properties, 27 are owned by the Partnership in fee simple and ten are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 17,400 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

      State                                          Number of Properties
      -----                                          --------------------
      Arizona                                                 1
      Florida                                                 7
      Indiana                                                 1
      Louisiana                                               2
      Michigan                                                3
      Minnesota                                               1
      North Carolina                                          2
      New York                                                2
      Ohio                                                    9
      Tennessee                                               2
      Texas                                                   6
      Virginia                                                1
                                                       -------------
      TOTAL PROPERTIES                                       37
                                                       =============

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,300 to 10,900 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures, for federal income tax purposes was $16,535,583 and $7,237,357, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

      Restaurant Chain                               Number of Properties
      ----------------                               --------------------
      Burger King                                             13
      Denny's                                                  1
      Golden Corral                                            5
      Hardee's                                                 4
      IHOP                                                     1
      Jack in the Box                                          2
      KFC                                                      2
      Perkins                                                  1
      Popeyes                                                  1
      Quincy's                                                 1
      Shoney's                                                 5
      Wendy's                                                  1
                                                       -------------
      TOTAL PROPERTIES                                        37
                                                       =============

     The General Partners considers the Properties to be well maintained and sufficient for the Partnership's operations.

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

     At December 31, 1999, 1998, 1997, 1996 and 1995, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                   1999                1998                 1997                  1996                  1995
                             ---------------     ---------------     -----------------     -----------------     -----------------
Rental Revenues (1)               $3,365,333          $3,443,094            $3,467,720            $3,552,341            $3,676,557
Properties                                37                  36                    36                    36                    36
Average Rent per
 Property                         $   90,955          $   95,642            $   96,326            $   98,676            $  102,127

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for each year for the next ten years and thereafter.

                                                                                 Percentage of
         Expiration                  Number            Annual Rental             Gross Annual
            Year                    of Leases             Revenues               Rental Income
         ----------                 ---------          -------------             -------------
          2000                             --             $       --                      --
          2001                             --                     --                      --
          2002                             --                     --                      --
          2003                             --                     --                      --
          2004                             --                     --                      --
          2005                             10                894,321                   26.72%
          2006                              1                118,136                    3.53%
          2007                             --                     --                      --
          2008                             --                     --                      --
          2009                              1                127,514                    3.81%
          Thereafter                       25              2,206,446                   65.94%
                                     --------           ------------               ----------
          Totals                           37             $3,346,417                  100.00%
                                     ========           ============               ==========

     Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

     Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $83,600 (ranging from approximately $67,700 to $93,700).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,428 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                  1999 (1)                                        1998 (1)
                                ------------------------------------------    ---------------------------------------------
                                    High            Low          Average           High             Low           Average
                                -----------    -----------    ------------    ------------      ---------     -------------
       First Quarter                  $0.95          $0.95           $0.95              (2)            (2)               (2)
       Second Quarter                  0.88           0.81            0.85           $ .98           $.80              $.92
       Third Quarter                   0.95           0.89            0.94             .95            .95               .95
       Fourth Quarter                  0.90           0.81            0.86            1.00            .76               .92

(1) A total of 237,980 and 255,125 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,150,004 and $3,850,003, respectively, to the Limited Partners. For each of the quarters ended March 31, 1998 and December 31, 1998, the Partnership declared special distributions to the Limited Partners of $350,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

               Quarter Ended                              1999                    1998
               -------------                         --------------           -------------
               March 31                                     $787,501              $1,137,500
               June 30                                       787,501                 787,501
               September 30                                  787,501                 787,501
               December 31                                   787,501               1,137,501

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)    Not applicable.

Item 6.  Selected Financial Data

                                       1999                  1998                 1997                 1996                1995
                                -----------------     -----------------    ----------------     ----------------    ----------------
Year ended December 31:
 Revenues (1)                         $ 3,500,669           $ 3,625,906         $ 3,619,489          $ 3,593,610         $ 3,667,137
 Net income (2)                         2,810,064             3,288,912           3,241,567            3,096,992           3,336,755
 Cash distributions
   declared (3)                         3,150,004             3,850,003           3,150,003            3,412,500           3,325,002
 Net income per Unit
   (2)                                      0.079                 0.093               0.092                0.088               0.094
 Cash distributions
   declared per Unit (3)                    0.090                 0.110               0.090                0.098               0.095

At December 31:
 Total assets                         $31,479,495           $32,071,119         $32,258,296          $32,437,106         $32,575,586
 Partners' capital                     30,315,367            30,655,307          31,216,398           31,124,834          31,440,342

(1)  Revenues include equity in earnings from joint ventures.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 37 Properties, either directly or indirectly through joint venture arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,321,006, $3,562,592 and $3,543,056 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash from operations for 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital, and the increase in cash from operations for 1998, as compared to 1997, was primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998 and 1997.

     In July 1998, the Partnership received $116,397 as a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In connection therewith, the Partnership recognized a gain of $108,176 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the right of way taking.

  As of December 31, 1999, the Partnership had accepted three promissory notes in connection with the sale of three of its Properties. During the year ended December 31, 1999, the borrower relating to one of the promissory notes prepaid principal of $272,500, which was applied to the outstanding principal balance.

     In November 1999, the Partnership reinvested the right of way taking proceeds and the prepaid principal in a joint venture, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners. The joint venture was formed to purchase and hold one Property. The Partnership contributed a total of $448,531 to the joint venture and owns a 34 percent interest in its profits and losses.

     None of the Properties owned by the Partnership or the joint ventures, in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $1,503,989 invested in such short-term investments as compared to $1,809,258 at December 31, 1998. The decrease at December 31, 1999, as compared to December 31, 1998, was primarily due to the fact that the Partnership paid a special distribution of cumulative excess operating reserves to the Limited Partners of $350,000 during 1999, which was declared during 1998. As of December 31, 1999, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.35 percent annually. The funds remaining at December 31, 1999, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,150,004, $3,850,003 and $3,150,003 for the years ended December 31, 1999,
1998 and 1997, respectively. This represents distributions of $0.09, $0.11 and $0.09 per Unit for the years ended December 31, 1999, 1998 and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998 and 1997, affiliates incurred $157,819, $98,613 and $80,998, respectively, for certain operating expense on behalf of the Partnership. As of December 31, 1999 and 1998, the Partnership owed $66,277 and $20,216, respectively, to affiliates for such amounts and accounting and administrative services. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 1999, the Partnership had incurred $55,050 in real estate disposition fees due to an affiliate as a result of services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, decreased to $934,222 at December 31, 1999, from $1,231,946 at December 31, 1998. The decrease in other liabilities was primarily attributable to the Partnership's paying a special distribution to the Limited Partners of $350,000 during the year ended December 31, 1999, from cumulative excess operating reserves. No special distribution was accrued at December 31, 1999. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1999, 1998 and 1997, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties. During 1997 and 1998, the Partnership was a co-venturer in three joint ventures that owned and leased a total of eight Properties. In addition, during 1999, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 37 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $41,300 to $213,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership and its consolidated joint venture earned $2,901,093, $2,991,048 and $3,015,642, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income for 1999 and 1998, each as compared to the prior year, was primarily due to the fact that the leases relating to the Burger King Properties in New City and Syracuse, New York and New Philadelphia and Mansfield, Ohio, were amended to provide for rent reductions from August 1998 through the end of the lease terms.

     For the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $113,285, $101,911 and $85,735, respectively, in contingent rental income. The increase in contingent rental income for 1999, as compared to 1998, and the increase during 1998, as compared to 1997, was primarily attributable to an increase in gross sales for certain restaurant Properties requiring the payment of contingent rental income.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $223,683, $269,744 and $238,338, respectively, in interest and other income. The decrease in interest and other income during 1999, as compared to 1998, was primarily attributable to a reduction in interest income as a result of the prepayment of principal on a mortgage note of $272,500 during 1999, as described above in "Capital Resources".

     For the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $276,012, $276,721 and $293,480, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income by joint ventures for 1999 and 1998, each as compared to the prior year, was primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina of Asheville Joint Venture was amended to provide for rent reductions from August 1998 through the end of the lease term.

     During the year ended December 31, 1999, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by joint ventures). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to four restaurants, Carrols Corporation was the lessee under leases relating to five restaurants and, Restaurant Management Services, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures). In 2000, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $690,605, $445,170 and $377,922 for the years ended December 31, 1999, 1998 and
1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the prior year, was partially due to an increase in depreciation expense relating to the fact that during 1998, the Partnership reclassified the leases for its Properties in New City and Syracuse, New York, and New Philadelphia and Mansfield, Ohio, from direct financing leases to operating leases, as a result of lease amendments, as described above.

     The increase in operating expenses for 1999 and 1998, was also partially due to the fact that the Partnership incurred $185,446 and $21,042, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger".

     As a result of the right of way settlement for the Partnership's Property in Brooksville, Florida, as described above in "Capital Resources," the Partnership recognized a gain on sale of land of $108,176 during the year ended December 31, 1998, for financial reporting purposes. No Properties were sold during 1999 and 1997.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

   On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

  The Partnership generally does not directly own information technology systems. The General Partner and their affiliates generally provide all services requiring the use of information and some non-information technology systems pursuant to the Advisory Agreement with the Partnership. In early 1998, affiliates of the General Partner formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partner and their affiliates. The General Partner and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partner, their affiliates, and the Partnership have material third party relationships.

  In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partner and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partner are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partner will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partner will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partner will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

  Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partner and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partner do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partner and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partner and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Interest Rate Risk

     The Partnership has provided fixed rate mortgages to borrowers. The principal amounts outstanding under the mortgage notes totaled $1,460,765 at December 31, 1999. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1999 approximated the outstanding principal amounts.

     The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes would decline if interest rates rise.

     The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                       Mortgage Notes
                                                         Fixed Rates
                                                       --------------
                 2000                                  $       48,702
                 2001                                          54,172
                 2002                                          60,256
                 2003                                          67,022
                 2004                                          74,553
                 Thereafter                                 1,156,060
                                                       --------------

                                                       $    1,460,765
                                                       ==============

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition -- Interest Rate Risk.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS



                                                      Page
                                                      ----
Report of Independent Certified Public Accountants      16

Financial Statements:

  Balance Sheets                                        17

  Statements of Income                                  18

  Statements of Partners' Capital                       19

  Statements of Cash Flows                              20

  Notes to Financial Statements                         22

               Report Of Independent Certified Public Accountants
               --------------------------------------------------


To the Partners
CNL Income Fund VIII, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                         December 31,
                                                                1999                     1998
                                                            --------------      --------------------
                     ASSETS
                     ------

Land and buildings on operating leases, less
  accumulated depreciation                                   $  15,469,090             $  15,769,278
Net investment in direct financing leases                        7,635,861                 7,802,785
Investment in joint ventures                                     3,197,857                 2,809,759
Mortgage notes receivable                                        1,473,571                 1,811,726
Cash and cash equivalents                                        1,503,989                 1,809,258
Receivables, less allowance for doubtful
 accounts of $5,764 and $24,636, respectively                      112,454                    84,265
Prepaid expenses                                                    15,485                     3,959
Accrued rental income, less allowance for
  doubtful accounts of $4,501 in 1999 and
  1998                                                           2,018,517                 1,927,418
Other assets                                                        52,671                    52,671
                                                             -------------             -------------

                                                             $  31,479,495             $  32,071,119
                                                             =============             =============

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

Accounts payable                                             $     114,170             $       4,258
Escrowed real estate taxes payable                                   9,157                    27,838
Distributions payable                                              787,501                 1,137,501
Due to related parties                                             121,327                    75,266
Rents paid in advance                                               23,394                    62,349
                                                             -------------             -------------
     Total liabilities                                           1,055,549                 1,307,212

Minority interest                                                  108,579                   108,600

Partners' capital                                               30,315,367                30,655,307
                                                             -------------             -------------

                                                             $  31,479,495             $  32,071,119
                                                             =============             =============

         See accompanying notes to consolidated financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                                              Year Ended December 31,
                                                                  1999                  1998                   1997
                                                             -------------          -------------          -------------
Revenues:
  Rental income from operating leases                        $   1,961,199          $   1,897,209          $   1,804,273
  Earned income from direct financing leases                       939,894              1,093,839              1,211,369
  Contingent rental income                                         113,285                101,911                 85,735
  Interest and other income                                        223,683                269,744                238,338
                                                             -------------          -------------          -------------
                                                                 3,238,061              3,362,703              3,339,715
                                                             -------------          -------------          -------------
Expenses:
  General operating and administrative                             150,176                146,943                140,586
  Professional services                                             35,453                 24,837                 23,284
  State and other taxes                                             19,342                  5,372                  5,081
  Depreciation                                                     300,188                246,976                208,971
  Transaction costs                                                185,446                 21,042                     --
                                                             -------------          -------------          -------------
                                                                   690,605                445,170                377,922
                                                             -------------          -------------          -------------

Income Before Minority Interest in Income
  of Consolidated Joint Venture, Equity in
  Earnings of Unconsolidated Joint Ventures and
  Gain on Sale of Land and Buildings                             2,547,456              2,917,533              2,961,793

Minority Interest in Income of Consolidated
  Joint Venture                                                    (13,404)               (13,518)               (13,706)

Equity in Earnings of Unconsolidated Joint
  Ventures                                                         276,012                276,721                293,480

Gain on Sale of Land and Buildings                                      --                108,176                     --
                                                             -------------          -------------          -------------

Net Income                                                   $   2,810,064          $   3,288,912          $   3,241,567
                                                             =============          =============          =============

Allocation of Net Income
  General Partners                                           $      28,101          $      31,807          $      32,416
  Limited partners                                               2,781,963              3,257,105              3,209,151
                                                             -------------          -------------          -------------

                                                                 2,810,064              3,288,912          $   3,241,567
                                                             =============          =============          =============

Net Income Per Limited Partner Unit                          $       0.079          $       0.093          $       0.092
                                                             =============          =============          =============

Weighted Average Number of
  Limited Partner Units Outstanding                             35,000,000             35,000,000             35,000,000
                                                             =============          =============          =============

         See accompanying notes to consolidated financial statements.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                       General Partners                                    Limited Partners
                             ---------------------------------  -------------------------------------------------------------------
                                                  Accumulated                                       Accumulated      Syndication
                               Contributions       Earnings      Contributions    Distributions       Earnings          Costs
                             -----------------    -----------    -------------    -------------     ------------     -------------
Balance, December 31, 1996              $1,000       $193,025      $35,000,000     $(19,184,638)     $19,130,447     $(4,015,000)

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                    --             --               --       (3,150,003)              --              --
 Net Income                                 --         32,416               --               --        3,209,151              --
                             -----------------    -----------    -------------    -------------     ------------     -------------

Balance, December 31, 1997               1,000        225,441       35,000,000      (22,334,641)      22,339,598      (4,015,000)

 Distributions to limited
   partners ($0.110 per
   limited partner unit)                    --             --               --       (3,850,003)              --              --
 Net income                                 --         31,807               --               --        3,257,105              --
                             -----------------    -----------    -------------    -------------     ------------     -------------

Balance, December 31, 1998               1,000        257,248       35,000,000      (26,184,644)      25,596,703      (4,015,000)

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                    --             --               --       (3,150,004)              --              --
 Net income                                 --         28,101               --               --        2,781,963              --
                             -----------------    -----------    -------------    -------------     ------------     -------------

Balance, December 31, 1999              $1,000       $285,349      $35,000,000     $(29,334,648)     $28,378,666     $(4,015,000)
                             =================    ===========    =============    =============     ============     =============

                                         Total
                                   --------------
Balance, December 31, 1996            $31,124,834

 Distributions to limited
   partners ($0.090 per
   limited partner unit)
 Net Income                             3,241,567
                                   --------------

Balance, December 31, 1997             31,216,398

 Distributions to limited
   partners ($0.110 per
   limited partner unit)
 Net income                             3,288,912
                                   --------------

Balance, December 31, 1998             30,655,307

 Distributions to limited
   partners ($0.090 per
   limited partner unit)
 Net income                             2,810,064
                                   --------------

Balance, December 31, 1999            $30,315,367
                                   ==============

                See accompanying notes to financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                     Year Ended December 31,
                                                                      1999                  1998                        1997
                                                             -------------------     ----------------------      ------------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                                      $ 3,014,746            $ 3,144,635                 $ 3,114,439
     Distributions from unconsolidated joint ventures                    336,445                344,643                     356,589
     Cash paid for expenses                                             (247,332)              (185,270)                   (163,215)
     Interest received                                                   217,147                258,584                     235,243
                                                             -------------------       ----------------          ------------------
       Net cash provided by operating activities                       3,321,006              3,562,592                   3,543,056
                                                             -------------------       ----------------          ------------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                                 --                116,397                          --
     Investment in joint venture                                        (448,000)                    --                          --
     Collections on mortgage notes receivable                            335,154                 41,292                       8,799
     Other                                                                    --                     36                          --
                                                             -------------------       ----------------          ------------------
       Net cash provided by (used in) investing
         activities                                                     (112,846)               157,725                       8,799
                                                             -------------------       ----------------          ------------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                                (3,500,004)            (3,500,003)                 (3,412,502)
     Distributions to holder of minority interest                        (13,425)               (13,292)                    (13,391)
                                                             -------------------
       Net cash used in financing activities                          (3,513,429)            (3,513,295)                 (3,425,893)
                                                             -------------------       ----------------          ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (305,269)               207,022                     125,962

Cash and Cash Equivalents at Beginning of Year                         1,809,258              1,602,236                   1,476,274
                                                             -------------------       ----------------          ------------------

Cash and Cash Equivalents at End of Year                             $ 1,503,989            $ 1,809,258                 $ 1,602,236
                                                             ===================       ================          ==================

           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                    Year Ended December 31,
                                                                       1999                  1998                   1997
                                                               -----------------      ----------------      -----------------
Reconciliation of Net Income to Net Cash Provided
by Operating Activities:

   Net Income                                                   $      2,810,064        $    3,288,912        $     3,241,567
                                                               -----------------      ----------------      -----------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                      300,188               246,976                208,971
       Minority interest in income of
         consolidated joint venture                                       13,404                13,518                 13,706
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                                   60,433                67,922                 63,109
       Gain on sale of land and buildings                                     --              (108,176)                    --
       Increase in receivables                                           (25,188)              (32,504)               (25,641)
       Decrease (increase) in prepaid expenses                           (11,526)                  398                     20
       Decrease in net investment in direct
         financing leases                                                166,924               177,947                178,250
       Increase in accrued rental income                                 (91,099)             (116,089)              (128,736)
       Increase (decrease) in accounts payable
         and accrued expenses                                             91,231                  (722)                 9,987
       Increase in due to related parties                                 45,530                15,617                  2,769
       Increase (decrease) in rents paid in
         advance and deposits                                            (38,955)                8,793                (20,946)
                                                               -----------------      ----------------      -----------------
         Total adjustments                                               510,942               273,680                301,489
                                                               -----------------      ----------------      -----------------

Net Cash Provided by Operating Activities                       $      3,321,006        $    3,562,592        $     3,543,056
                                                               =================      ================      =================

Supplemental Schedule of Non-Cash
   Financing Activities:

     Distributions declared and unpaid at
       December 31                                                    $  787,501            $1,137,501             $  787,501
                                                               =================      ================      =================

           See accompanying notes to condensed financial statements

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership's investments in Asheville Joint Venture, CNL Restaurant Investments II, Middleburg Joint Venture and Bossier City Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same General Partners.

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases:
     ------

     The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases. Substantially all leases are for 14 to 25 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                              1999                    1998
                                      -------------------     -------------------
Land                                   $        9,159,115     $         9,159,115
Buildings                                       8,295,673               8,295,673
                                      -------------------     -------------------
                                               17,454,788              17,454,788

Less accumulated depreciation                  (1,985,698)             (1,685,510)
                                      -------------------     -------------------

                                       $       15,469,090     $        15,769,278
                                      ===================     ===================


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

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $91,099, $116,089 and $128,736 (net $4,501 in reserves), respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

          2000                                   $ 1,909,747
          2001                                     1,998,079
          2002                                     2,044,712
          2003                                     2,075,323
          2004                                     2,087,783
          Thereafter                              10,273,959
                                                 -----------

                                                 $20,389,603
                                                 ===========

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

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                  1999                  1998
                                                             -------------         -------------
          Minimum lease payments
            receivable                                         $12,988,936           $14,095,756
          Estimated residual values                              2,457,620             2,457,619
          Less unearned income                                  (7,810,695)           (8,750,590)
                                                             -------------         -------------

          Net investment in direct
            financing leases                                   $ 7,635,861           $ 7,802,785
                                                             =============         =============


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

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

                        2000                                      $ 1,106,822
                        2001                                        1,130,328
                        2002                                        1,142,042
                        2003                                        1,142,042
                        2004                                        1,142,042
                        Thereafter                                  7,325,660
                                                             ----------------

                                                                  $12,988,936
                                                             ================

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

                 Years Ended December 31, 1999, 1998, and 1997


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

     In November 1999, the Partnership entered into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and, affiliates of the general partners, to hold one restaurant property. As of December 31, 1999, the Partnership had acquired a 34 percent interest in the profits and losses of the joint venture.

     The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                   1999                1998
                                                            ----------------     ---------------
          Land and buildings on operating
           leases, less accumulated
           depreciation                                     $      7,467,574      $    6,320,059
          Net investment in direct financing
           lease                                                   1,300,856           1,319,045
          Cash                                                        74,120               1,176
          Receivables                                                 39,740              17,395
          Prepaid expenses                                             1,264                 719
          Accrued rental income                                      194,666             162,857
          Liabilities                                                 47,270                 580
          Partners' capital                                        9,030,950           7,820,671
          Revenues                                                 1,039,787             940,168
          Net income                                                 855,805             762,579

     The Partnership recognized income totalling $276,012, $276,721, and $293,480 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1999 1998 and 1997


6.   Mortgage Notes Receivable:
     -------------------------

     As of December 31, 1996, the Partnership had accepted two promissory notes in the principal sum totalling $460,000 in connection with the sale of two of its properties in Jacksonville, Florida. The promissory notes, which are collateralized by mortgages on the properties, bear interest at a rate of ten percent per annum, and are being collected in 119 equal monthly installments of $2,106 and $1,931, with balloon payments of $218,252 and $200,324, respectively, due in December 2005.

     In addition, in connection with the sale in 1996 of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property and is being collected in 12 monthly installments of interest only, in 17 monthly installments of $15,413 consisting of principal and interest, and thereafter in 151 monthly installments of $12,633 consisting of principal and interest. During the year ended December 31, 1999, the borrower prepaid principal in the amount of $272,500. This amount was applied to the outstanding principal balance.

     The mortgage notes receivable consisted of the following at December 31:

                                                                   1999                 1998
                                                            ----------------     ----------------
          Principal balance                                       $1,460,765           $1,795,920
          Accrued interest receivable                                 12,806               15,806
                                                            ----------------     ----------------

                                                                  $1,473,571           $1,811,726
                                                            ================     ================

     The General Partners believe that the estimated fair value of mortgage notes receivable at December 31, 1999 and 1998, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1999 1998 and 1997


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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the General Partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,150,004, $3,850,003, and $3,150,003, respectively. No distributions have been made to the General Partners to date.

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1999                 1998                 1997
                                                              ----------------     ----------------     ----------------
          Net income for financial reporting purposes           $    2,810,064       $    3,288,912       $    3,241,567

          Depreciation for tax reporting purposes in
            excess of depreciation for financial
            reporting purposes                                        (113,202)            (166,412)            (204,419)

          Direct financing leases recorded as operating
            leases for tax reporting purposes                          166,924              177,946              178,250

          Allowance for doubtful accounts                              (18,872)               5,408               18,954

          Accrued rental income                                        (91,099)            (116,089)            (133,237)

          Rents paid in advance                                        (38,955)               9,293              (21,446)

          Gain or loss on sale of land and buildings for tax
            reporting purposes in excess of gain or loss
            for financial reporting purposes                            38,341                3,170                  670

          Capitalized transaction costs for tax reporting
            purposes                                                   185,446               21,042                   --

          Equity in earnings of unconsolidated joint
            ventures for tax reporting purposes in excess
            of (less than) equity in earnings of
            unconsolidated joint ventures for financial
            reporting purposes                                          21,563               15,563               (2,987)

          Minority interest in timing differences of
            consolidated joint venture                                   1,292                1,443                1,571

                                                              ----------------     ----------------     ----------------
          Net income for federal income tax purposes            $    2,961,502       $    3,240,276       $    3,078,923
                                                              ================     ================     ================

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual General Partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions - Continued:
     --------------------------------------

     capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1999, 1998 and 1997.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $118,104, $96,202, and $80,461 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                           1999                1998
                                                    ----------------    -----------------

          Due to the Advisor:
            Accounting and administrative
                services                              $       66,277        $      20,216
            Deferred, subordinated real
                estate disposition fee                        55,050               55,050
                                                    ----------------    -----------------

                                                      $      121,327        $      75,266
                                                    ================    =================


10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for each of the years ended December 31:

                                                    1999              1998               1997
                                              --------------    ---------------    ---------------
          Golden Corral Corporation             $    711,714       $    728,641       $    706,839
          Restaurant Management Services,
            Inc.                                     572,803            527,360            531,110
          Carrols Corporation                        419,844            482,081            523,517

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures) for each of the years ended December 31:

                                                  1999              1998               1997
                                            --------------    ---------------    ---------------
          Burger King                          $   887,291        $   961,542       $  1,033,419
          Golden Corral Family
           Steakhouse Restaurants                  747,008            750,869            735,949
          Shoney's                                 599,081            603,304            607,054

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.  Termination of Merger:
     ----------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial

Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc.. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior

Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

             Title of Class                                 Name of Partner                          Percent of Class
             --------------                                 ---------------                          ----------------
     General Partnership Interests                     James M. Seneff, Jr.                                45%
                                                       Robert A. Bourne                                    45%
                                                       CNL Realty Corporation                              10%
                                                                                                        -------
                                                                                                          100%
                                                                                                        =======

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.


Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                             Amount Incurred
      Type of Compensation                                                                    For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
--------------------------------      --------------------------------------        -------------------------------
Reimbursement to affiliates for        Operating expenses are reimbursed at          Operating expenses incurred on
 operating expenses                    the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $157,819
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administra-
                                       Affiliates of the General Partners            tive services:  $118,104
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.


                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
------------------------------        ---------------------------------------       -------------------------------
Annual, subordinated manage-           One percent of the sum of gross                $-0-
ment fee to affiliates                 revenues (excluding noncash and lease
                                       accounting adjustments) from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the
                                       Partnership is a co-venturer,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.  The
                                       management fee, will not exceed
                                       competitive fees for comparable
                                       services.  Due to the fact that these
                                       are noncumulative, if the Limited
                                       Partners have not received their 10%
                                       Preferred Return in any particular
                                       years no management fees will be due
                                       or payable for such year.


Deferred, subordinated real            A deferred, subordinated real estate           $-0-
 estate disposition fee                disposition fee, payable upon sale of
 payable to affiliates                 one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales are
                                       reinvested in a replacement Property,
                                       no such real estate disposition fee
                                       will be incurred until such
                                       replacement Property is sold and the
                                       net sales proceeds are distributed.

General Partners' deferred,            A deferred, subordinated share equal           $-0-
 subordinated share of                 to one percent of Partnership
 Partnership net cash flow             distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal           $-0-
 subordinated share of                 to five percent of Partnership
 Partnership net sales                 distributions of such net sales
 proceeds from a sale or sales         proceeds, subordinated to certain
 not in liquidation of the             minimum returns to the Limited
 Partnership                           Partners.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
------------------------------        ---------------------------------------       -------------------------------
General Partners' share of             Distributions of net sales proceeds            $-0-
 Partnership net sales                 from a sale or sales of substantially
 proceeds from a sale or sales         all of the Partnership's assets will
 in liquidation of the                 be distributed in the following order
 Partnership                           or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

               Report of Independent Certified Public Accountants

               Balance Sheets at December 31, 1999 and 1998

               Statements of Income for the years ended December 31, 1999, 1998, and 1997

               Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

               Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

               Notes to Financial Statements

     2.   Financial Statement Schedules

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Schedule IV - Mortgage Loans on Real Estate at December 31, 1999

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

               27   Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

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

             Signature                                 Title                                   Date
             ----------                                ------                                  ----
/s/ Robert A. Bourne                     President, Treasurer and Director               March 23, 2000
------------------------------------
Robert A. Bourne                         (Principal Financial and Accounting
                                                      Officer)

/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director            March 23, 2000
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                          Costs Capitalized
                                                                             Subsequent To             Gross Amount at Which
                                                    Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -----------------------   -------------------   ------------------------------------
                                    Encum-               Buildings and   Improve-   Carrying             Buildings and
                                    brances      Land    Improvements      ments     Costs       Land    Improvements        Total
                                    -------    --------  -------------   --------   --------   --------  -------------      -------
Properties the Partnership
 has Invested in Under
 Operating Leases:

   Burger King Restaurants:
     Brandon, Florida                  -       $478,467       $      - $        -     $    -   $478,467             (f) $   478,467
     New City, New York                -        372,977              -    557,832          -    372,977        557,832      930,809
     Mansfield, Ohio                   -        377,395              -    496,524          -    377,395        496,524      873,919
     Syracuse, New York                -        363,431              -    485,920          -    363,431        485,920      849,351
     New Philadelphia, Ohio            -        310,920              -    523,967          -    310,920        523,967      834,887
     Baseball City, Florida (g)        -        394,813              -          -          -    394,813             (f)     394,813

   Denny's Restaurant:
     Tiffin, Ohio                      -        143,592        335,971          -          -    143,592        335,971      479,563

   Golden Corral Family
     Steakhouse Restaurants:
       College Station, Texas          -        517,623              -    877,505          -    517,623        877,505    1,395,128
       Houston, Texas                  -        663,999              -  1,129,910          -    663,999      1,129,910    1,793,909
       Beaumont, Texas                 -        552,646              -    893,054          -    552,646        893,054    1,445,700
       Grand Prairie, Texas            -        681,824              -    914,235          -    681,824        914,235    1,596,059

   Hardee's Restaurant:
     Jefferson, Ohio                   -        150,587              -          -          -    150,587             (f)     150,587

   Jack in the Box Restaurants:
     Waco, Texas                       -        412,942              -          -          -    412,942             (f)     412,942
     Mesa, Arizona                     -        609,921              -          -          -    609,921             (f)     609,921

   KFC Restaurant:
     Norton Shores, Michigan           -        177,897              -          -          -    177,897             (f)     177,897

   Perkins Restaurant:
     Memphis, Tennessee                -        431,065              -          -          -    431,065             (f)     431,065

   Popeyes Famous Fried
     Chicken Restaurant:
       Jacksonville, Florida           -        103,063        114,507    149,978          -    103,063        264,485      367,548

                                                                                        Life on Which
                                                                                       Depreciation in
                                                              Date                      Latest Income
                                          Accumulated        of Con-       Date          Statement is
                                          Depreciation      struction    Acquired          Computed
                                         --------------     ---------    --------      ---------------
Properties the Partnership
 has Invested in Under
 Operating Leases:

   Burger King Restaurants:
     Brandon, Florida                          $      -        1991        10/90             (d)
     New City, New York                          34,921        1977        03/91             (i)
     Mansfield, Ohio                             31,083        1989        03/91             (i)
     Syracuse, New York                          30,419        1987        03/91             (i)
     New Philadelphia, Ohio                      32,801        1989        03/91             (i)
     Baseball City, Florida (g)                       -        1991        02/91             (d)

   Denny's Restaurant:
     Tiffin, Ohio                                74,057        1990        03/91             (h)

   Golden Corral Family
     Steakhouse Restaurants:
       College Station, Texas                   272,067        1990        09/90             (b)
       Houston, Texas                           339,385        1990        10/90             (b)
       Beaumont, Texas                          285,125        1990        11/90             (b)
       Grand Prairie, Texas                     282,703        1990        11/90             (b)

   Hardee's Restaurant:
     Jefferson, Ohio                                  -        1990        11/90             (d)

   Jack in the Box Restaurants:
     Waco, Texas                                      -        1991        11/90             (d)
     Mesa, Arizona                                    -        1991        02/92             (d)

   KFC Restaurant:
     Norton Shores, Michigan                          -        1990        03/91             (d)

   Perkins Restaurant:
     Memphis, Tennessee                               -        1990        11/90             (d)

   Popeyes Famous Fried
     Chicken Restaurant:
       Jacksonville, Florida                     79,306        1979        09/90             (b)

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                        Costs Capitalized
                                                                           Subsequent To               Gross Amount at Which
                                                   Initial Cost             Acquisition           Carried at Close of Period (c)
                                            -------------------------  --------------------  ---------------------------------------
                                   Encum-               Buildings and   Improve-   Carrying              Buildings and
                                   brances     Land     Improvements      ments     Costs       Land     Improvements         Total
                                   -------  ----------  -------------  ----------  --------  ----------  -------------       -------
 Quincy's Family Steakhouse
    Restaurant:
      Statesville, North Carolina     -        257,225              -           -         -     257,225              (f)     257,225

 Shoney's Restaurants:
    Sun City, Florida                 -        382,883              -     736,865         -     382,883         736,865    1,119,748
    Brooksville, Florida              -        225,067              -           -         -     225,067              (f)     225,067
    Bayonet Point, Florida            -        418,464              -           -         -     418,464              (f)     418,464
    Memphis, Tennessee                -        368,290        601,660           -         -     368,290         601,660      969,950
    North Fort Myers, Florida         -        398,423              -           -         -     398,423              (f)     398,423

 Wendy's Old Fashioned
    Hamburger Restaurant:
      Midlothian, Virginia            -        365,601              -     477,745         -     365,601        477,745       843,346
                                            ----------     ----------  ----------  --------  ----------     ----------   -----------

                                            $9,159,115     $1,052,138  $7,243,535  $      -  $9,159,115     $8,295,673   $17,454,788
                                            ==========     ==========  ==========  ========  ==========     ==========   ===========
Property of Joint Venture in Which
    the Partnership has an 85.54%
    Interest and has Invested in
    Under an Operating Lease:

    Burger King Restaurant:
    Asheville, North Carolina         -     $  438,695     $  450,432  $        -  $      -  $  438,695     $  450,432   $   889,127
                                            ==========     ==========  ==========  ========  ==========     ==========   ===========

Properties of Joint Venture in
    which the Partnership has a
    36.8% Interest and has
    Invested in Under an
    Operating Leases:

    Burger King Restaurants:
    Columbus, Ohio                    -     $  345,696     $  651,985  $        -  $      -  $  345,696     $  651,985   $   997,681
    San Antonio, Texas                -        350,479        623,615           -         -     350,479        623,615       974,094
    Pontiac, Michigan                 -        277,192        982,200           -         -     277,192        982,200     1,259,392
    Raceland, Louisiana               -        174,019        986,879           -         -     174,019        986,879     1,160,898
    New Castle, Indiana               -        264,239        662,265           -         -     264,239        662,265       926,504
    Hastings, Minnesota               -        155,553        657,159           -         -     155,553        657,159       812,712
                                            ----------     ----------  ----------  --------  ----------     ----------   -----------

                                            $1,567,178     $4,564,103  $        -  $      -  $1,567,178     $4,564,103   $ 6,131,281
                                            ==========     ==========  ==========  ========  ==========     ==========   ===========

                                                                                        Life on Which
                                                                                       Depreciation in
                                                              Date                      Latest Income
                                          Accumulated        of Con-       Date          Statement is
                                          Depreciation      struction    Acquired          Computed
                                         --------------     ---------    --------      ---------------
 Quincy's Family Steakhouse
    Restaurant:
      Statesville, North Carolina                     -       1991          10/91             (d)

 Shoney's Restaurants:
    Sun City, Florida                           216,887       1991          10/90             (b)
    Brooksville, Florida                              -       1991          12/90             (d)
    Bayonet Point, Florida                            -       1989          06/91             (d)
    Memphis, Tennessee                          168,245       1991          08/91             (b)
    North Fort Myers, Florida                         -       1991          09/95             (d)

 Wendy's Old Fashioned
    Hamburger Restaurant:
      Midlothian, Virginia                      138,699       1991          03/91             (b)
                                             ----------

                                             $1,985,698
                                             ==========
Property of Joint Venture in Which
   the Partnership has an 85.54%
   Interest and has Invested in
   Under an Operating Lease:

     Burger King Restaurant:
      Asheville, North Carolina              $  131,962       1986          03/91             (b)
                                             ==========

Properties of Joint Venture in
   which the Partnership has a
   36.8% Interest and has
   Invested in Under an
   Operating Leases:

     Burger King Restaurants:
      Columbus, Ohio                         $  179,579       1986          09/91             (b)
      San Antonio, Texas                        171,765       1986          09/91             (b)
      Pontiac, Michigan                         270,531       1987          09/91             (b)
      Raceland, Louisiana                       271,820       1988          09/91             (b)
      New Castle, Indiana                       182,410       1988          09/91             (b)
      Hastings, Minnesota                       181,004       1990          09/91             (b)
                                             ----------

                                             $1,257,109
                                             ==========

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To           Gross Amount at Which
                                                       Initial Cost             Acquisition        Carried at Close of Period (c)
                                                 ---------  --------------  -------------------   ---------------------------------
                                      Encum-                 Buildings and  Improve-   Carrying             Buildings and
                                      brances      Land      Improvements    ments       Costs     Land     Improvements     Total
                                      --------   --------   --------------  ---------  --------   --------  -------------  --------
Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in
  Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio        -        $521,571   $        -    $        -    $   -     $521,571          (f)  $  521,571
                                                 ========   ==========    ==========    ======    ========               ==========

Property of Joint Venture in Which
  the Partnership has a 34%
  Interest and has Invested in
  Under an Operating Lease:

    IHOP Restaurant
      Bossier City, Los Angeles                  $453,016   $  866,192    $        -    $   -     $453,016    $866,192   $1,319,208
                                                 ========   ==========    ==========    ======    ========    ========   ==========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Brandon, Florida                  -        $      -            -    $  483,107    $   -     $      -          (f)          (f)
      Baseball City, Florida (g)        -               -            -       551,446        -            -          (f)          (f)

    Hardee's  Restaurants:
      Brunswick, Ohio                   -         116,199      457,907             -        -           (f)         (f)          (f)
      Grafton, Ohio                     -          66,092      411,798             -        -           (f)         (f)          (f)
      Jefferson, Ohio                   -               -      443,444             -        -            -          (f)          (f)
      Lexington, Ohio                   -         124,707      433,264             -        -           (f)         (f)          (f)

    Jack in the Box Restaurants:
      Waco, Texas                       -               -            -       406,745        -            -          (f)          (f)
      Mesa, Arizona                     -               -      561,477             -        -            -          (f)          (f)

    KFC Restaurants:
      Grand Rapids, Michigan            -         169,175      620,623             -        -           (f)         (f)          (f)
      Norton Shores, Michigan           -               -      509,228             -        -            -          (f)          (f)

    Perkins Restaurant:
      Memphis, Tennessee                -               -            -       594,154        -            -          (f)          (f)


                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                          Date                                Latest Income
                                                      Accumulated        of Con-            Date               Statement is
                                                      Depreciation       struction        Acquired               Computed
                                                     --------------    ------------    -------------        -----------------
Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in
  Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio                       $       -           1995          05/96                    (d)
                                                       =========

Property of Joint Venture in Which
  the Partnership has a 34%
  Interest and has Invested in
  Under an Operating Lease:

    IHOP Restaurant
      Bossier City, Los Angeles                        $   4,542           1998          11/99                    (b)
                                                       =========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Brandon, Florida                                        (d)          1991          10/90                    (d)
      Baseball City, Florida (g)                              (d)          1991          02/91                    (d)

    Hardee's  Restaurants:
      Brunswick, Ohio                                         (e)          1990          11/90                    (e)
      Grafton, Ohio                                           (e)          1990          11/90                    (e)
      Jefferson, Ohio                                         (d)          1990          11/90                    (d)
      Lexington, Ohio                                         (e)          1990          11/90                    (e)

    Jack in the Box Restaurants:
      Waco, Texas                                             (d)          1991          11/90                    (d)
      Mesa, Arizona                                           (d)          1991          02/92                    (d)

    KFC Restaurants:
      Grand Rapids, Michigan                                  (e)          1990          02/91                    (e)
      Norton Shores, Michigan                                 (d)          1990          03/91                    (d)

    Perkins Restaurant:
      Memphis, Tennessee                                      (d)          1990          11/90                    (d)

                          CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To           Gross Amount at Which
                                                       Initial Cost             Acquisition        Carried at Close of Period (c)
                                                 ---------  --------------  -------------------   ---------------------------------
                                      Encum-                 Buildings and  Improve-   Carrying             Buildings and
                                      brances      Land      Improvements    ments       Costs     Land     Improvements     Total
                                      --------   --------   --------------  ---------  --------   --------  -------------  --------
    Quincy's Family  Steakhouse
      Restaurant:
        Statesville,
          North Carolina                -               -      705,444             -        -            -          (f)          (f)

    Shoney's Restaurants:
      Brooksville, Florida              -               -            -       644,369        -            -          (f)          (f)
      Bayonet Point, Florida            -               -      575,985             -        -            -          (f)          (f)
      North Fort Myers, Florida         -               -      552,240             -        -            -          (f)          (f)
                                                 --------   ----------    ------------- --------  --------

                                                 $476,173   $5,271,410    $2,679,821    $   -     $      -
                                                 ========   ===========   ============= ========  ========

Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in
  Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio        -        $      -   $1,357,288    $        -    $   -     $      -          (f)          (f)
                                                 ========   ==========    ==========    ========  ========


                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                          Date                                Latest Income
                                                      Accumulated        of Con-            Date               Statement is
                                                      Depreciation       struction        Acquired               Computed
                                                     --------------    ------------    -------------        -----------------
    Quincy's Family  Steakhouse
      Restaurant:
        Statesville,
          North Carolina                                  (d)             1991             10/91                  (d)

    Shoney's Restaurants:
      Brooksville, Florida                                (d)             1991             12/90                  (d)
      Bayonet Point, Florida                              (d)             1989             06/91                  (d)
      North Fort Myers, Florida                           (d)             1991             09/95                  (d)





Property of Joint Venture in Which
  the Partnership has a 12.46%
  Interest and has Invested in
  Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio                          (d)             1995             05/96                  (d)

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                                              Accumulated
                                                                          Cost               Depreciation
                                                                      ------------           ------------
Properties the Partnership has Invested
in Under Operating Leases:

  Balance, December 31, 1996                                          $ 15,398,766              1,229,563
  Depreciation expense                                                          --                208,971
                                                                      ------------           ------------

  Balance, December 31, 1997                                            15,398,766              1,438,534
  Reclassified to operating lease                                        2,064,243                     --
  Dispositions                                                              (8,221)                    --
  Depreciation expense                                                          --                246,976
                                                                      ------------           ------------

  Balance, December 31, 1998                                            17,454,788              1,685,510
  Depreciation expense                                                          --                300,188
                                                                      ------------           ------------

  Balance, December 31, 1999                                          $ 17,454,788           $  1,985,698
                                                                      ============           ============

Property of Joint Venture in Which the Partnership has an 85.54%
 Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                          $    889,127           $     86,920
  Depreciation expense                                                          --                 15,014
                                                                      ------------           ------------

  Balance, December 1997                                                   889,127                101,934
  Depreciation expense                                                          --                 15,014
                                                                      ------------           ------------

  Balance, December 31, 1998                                               889,127                116,948
  Depreciation expense                                                                             15,014
                                                                      ------------           ------------

  Balance, December 31, 1999                                          $    889,127           $    131,962
                                                                      ============           ============

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

                                                                                                       Accumulated
                                                                                   Cost               Depreciation
                                                                               ------------           ------------
Property of Joint Venture in Which the Partnership has
 36.8% Interest and has Invested in Under Operating
 Leases:

  Balance, December 31, 1996                                                   $  6,131,281           $    800,698
  Depreciation expense                                                                   --                152,137
                                                                               ------------           ------------

  Balance, December 31, 1997                                                      6,131,281                952,835
  Depreciation expense                                                                   --                152,137
                                                                               ------------           ------------

  Balance, December 31, 1998                                                      6,131,281              1,104,972
  Depreciation expense                                                                                     152,137
                                                                               ------------           ------------

  Balance, December 31, 1999                                                   $  6,131,281           $  1,257,109
                                                                               ============           ============

Property of Joint Venture in Which the Partnership has a 34% Interest and has Invested in Under an Operating Lease

  Balance, December 31, 1998                                                   $         --           $         --
  Acquisition                                                                     1,319,208                     --
  Depreciation expense                                                                   --                  4,542
                                                                               ------------           ------------

  Balance, December 31, 1999                                                   $  1,319,208           $      4,542
                                                                               ============           ============

Property of Joint Venture in Which the Partnership has a 12.46% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                   $    521,571           $         --
  Depreciation expense (d)                                                               --                     --
                                                                               ------------           ------------

  Balance, December 31, 1997                                                        521,571                     --
  Depreciation expense                                                                   --                     --
                                                                               ------------           ------------

  Balance, December 31, 1998                                                        521,571                     --
  Depreciation expense                                                                   --                     --
                                                                               ------------           ------------

  Balance, December 31, 1999                                                   $    521,571           $         --
                                                                               ============           ============

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $26,164,478 and $10,217,474, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                  -------------------------------------------

                               December 31, 1999

                                                                                                                       Principal
                                                                                                                        Amount
                                                                                                                        of Loans
                                                                                                                      Subject to
                                                                                                        Carrying      Delinquent
                                          Final         Periodic                           Face        Amount of      Principal or
                         Interest        Maturity        Payment        Prior           Amount of      Mortgages      Description
                           Rate            Date          Terms          Liens           Mortgages         (1)          Interest
                       ------------   -------------   ----------   -------------   ---------------    -----------    ------------
Church's
Jacksonville, FL
First Mortgage            10.00%      December 2005      (2)       $          --   $       240,000    $   235,713    $         --

Church's                                                                                                                       --
Jacksonville, FL
First Mortgage            10.00%      December 2005      (3)                  --           220,000        216,070              --

Ponderosa
Orlando, FL
First Mortgage            10.75%       October 2011      (4)                  --         1,388,568      1,021,788              --
                                                                   -------------   ---------------    -----------    ------------

                                                                   $          --   $     1,848,568    $ 1,473,571    $         --
                                                                   =============   ===============    ===========    ============

(1)  The tax carrying value of the notes is $1,460,765.

(2) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $218,252.

(3) Monthly payments of principal and interest at an annual rate of 10%, with a balloon payment at maturity of $200,324.

(4) Monthly payments of $12,633 were consisting of principal and interest at an annual rate of 10.75%. During 1999, the Partnership received a prepaid principal payment from the borrower that was applied to the unpaid principal balance, reflected in the carrying amount of mortgage.

                           CNL INCOME FUND VIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CONTINUED
            -------------------------------------------------------

                               December 31, 1999


(5)  The changes in the carrying amounts are summarized as follows:


                                                               1999              1998                1997
                                                         --------------     --------------      ---------------
          Balance at beginning of
            period                                       $    1,811,726     $    1,853,386      $     1,862,262

          Interest earned                                       162,182            191,738              194,784

          Collection of principal and
            interest                                           (500,337)          (233,398)            (203,660)
                                                         --------------     --------------      ---------------

          Balance at end of period                       $    1,473,571     $    1,811,726      $     1,853,386
                                                         ==============     ==============      ===============

                                 EXHIBIT INDEX

Exhibit Number
--------------

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