Form 10-Q
period 2000-03-31
CNL INCOME FUND VIII LTD
filed 2000-05-11
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                             March 31, 2000
                                                    ---------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ___________________


                             Commission file number
                                     0-19139
                      -------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2963338
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,               December 31,
                                                                                  2000                     1999
                                                                                  -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,060,745 and $1,985,698,
       respectively                                                              $ 15,394,043             $ 15,469,090
   Net investment in direct financing leases                                        7,590,852                7,635,861
   Investment in joint ventures                                                     3,162,732                3,197,857
   Mortgage notes receivable                                                        1,461,773                1,473,571
   Cash and cash equivalents                                                        1,664,519                1,503,989
   Receivables, less allowance for doubtful accounts
       of $17,494 and $5,764, respectively                                             36,366                  112,454
   Prepaid expenses                                                                     5,562                   15,485
   Accrued rental income, less allowance for doubtful
       accounts of $4,501                                                           2,031,892                2,018,517
   Other assets                                                                        52,671                   52,671
                                                                           -------------------      -------------------

                                                                                 $ 31,400,410             $ 31,479,495
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   38,391               $  114,170
   Escrowed real estate taxes payable                                                  14,371                    9,157
   Distributions payable                                                              787,501                  787,501
   Due to related parties                                                             141,190                  121,327
   Rents paid in advance                                                              125,070                   23,394
                                                                           -------------------      -------------------
       Total liabilities                                                            1,106,523                1,055,549

   Minority interest                                                                  108,704                  108,579

   Partners' capital                                                               30,185,183               30,315,367
                                                                           -------------------      -------------------

                                                                                 $ 31,400,410             $ 31,479,495
                                                                           ===================      ===================
See Accompanying notes to condensed financial statements

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2000               1999
                                                                                     --------------    ---------------
Revenues:
    Rental income from operating leases                                           $ 478,969          $ 492,989
    Earned income from direct financing leases                                      231,697            236,859
    Contingent rental income                                                         12,691              3,279
    Interest and other income                                                        69,734             54,365
                                                                              --------------    ---------------
                                                                                    793,091            787,492
                                                                              --------------    ---------------

Expenses:
    General operating and administrative                                             46,130             37,649
    Professional services                                                            24,078              5,732
    State and other taxes                                                            17,478             17,534
    Depreciation                                                                     75,047             75,047
    Transaction costs                                                                36,955             33,563
                                                                              --------------    ---------------
                                                                                    199,688            169,525
                                                                              --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures                                       593,403            617,967

Minority Interest in Income of Consolidated
    Joint Venture                                                                    (3,365 )           (3,355 )

Equity in Earnings of Unconsolidated Joint Ventures                                  67,279             60,231
                                                                              --------------    ---------------

Net Income                                                                        $ 657,317          $ 674,843
                                                                              ==============    ===============

Allocation of Net Income:
    General partners                                                              $   6,573          $   6,748
    Limited partners                                                                650,744            668,095
                                                                              --------------    ---------------

                                                                                  $ 657,317          $ 674,843
                                                                              ==============    ===============

Net Income Per Limited Partner Unit                                               $   0.019          $   0.019
                                                                              ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                            35,000,000         35,000,000
                                                                              ==============    ===============
See accompanying notes to condensed financial statements

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended               Year Ended
                                                                             March 31,                December 31,
                                                                                2000                      1999
                                                                         -------------------        -----------------
General partners:
    Beginning balance                                                           $   286,349               $  258,248
    Net income                                                                        6,573                   28,101
                                                                         -------------------        -----------------
                                                                                    292,922                  286,349
                                                                         -------------------        -----------------

Limited partners:
    Beginning balance                                                            30,029,018               30,397,059
    Net income                                                                      650,744                2,781,963
    Distributions ($0.023 and $0.09 per
       limited partner unit, respectively                                         ( 787,501 )             (3,150,004 )
                                                                         -------------------        -----------------
                                                                                 29,892,261               30,029,018
                                                                         -------------------        -----------------

Total partners' capital                                                        $ 30,185,183             $ 30,315,367
                                                                         ===================        =================
See accompanying notes to condensed financial statements

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 939,577          $ 924,814
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                    11,694            283,528
                                                                           ---------------     --------------
          Net cash provided by investing activities                                11,694            283,528
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (787,501 )       (1,137,501 )
       Distributions to holder of minority interest                                (3,240 )           (3,330 )
                                                                           ---------------     --------------
          Net cash used in financing activities                                  (790,741 )       (1,140,831 )
                                                                           ---------------     --------------

Net Increase in Cash and Cash Equivalents                                         160,530             67,511

Cash and Cash Equivalents at Beginning of Quarter                               1,503,989          1,809,258
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                    $1,664,519         $1,876,769
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 787,501          $ 787,501
                                                                           ===============     ==============
See accompanying notes to condensed financial statements

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

        The Partnership accounts for its approximate 88 percent interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.


2.     Termination of Merger

       On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 37 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $939,577 and $924,814 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $1,664,519 invested in such short-term investments, as compared to $1,503,989 at December 31, 1999. The funds remaining at March 31, 2000, after payment of distributions for the quarter ended March 31, 2000, and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,106,523 at March 31, 2000, from $1,055,549 at December 31, 1999, primarily as a result of an increase in rents paid in advance and amounts due to related parties at March 31, 2000, as compared to December 31, 1999. The increase in liabilities at March 31, 2000 was partially offset by a decrease in accounts payable at March 31, 2000 as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2000 and 1999, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership and Woodway Joint Venture earned $710,666 and $729,848, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during the quarter ended March 31, 2000, due to the fact that the lease relating to the Wendy's Property in Midlothian, Virginia, was amended in April 1999 to eliminate scheduled rent increases until the year 2011 due to financial difficulties the tenant was experiencing.

         During the quarter ended March 31, 1999, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. During the quarter ended March 31, 2000, the Partnership owned and leased nine Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $67,279 and $60,231, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures for the quarter ended March 31, 2000, was primarily due to the fact that in November 1999, the Partnership invested in Bossier City Joint Venture.

         Operating expenses, including depreciation and amortization expense, were $199,688 and $169,525 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses for the quarter ended March 31, 2000 was partially due to an increase in professional services as a result of the Partnership incurring the cost of the 1999 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended March 31, 2000. The Partnership incurred the cost of the 1998 appraisal updates during the year ended December 31, 1998. In addition, the increase in operating expenses for the quarter ended March 31, 2000 was partially due to an increase in professional services as a result of the Partnership incurring fees relating to a right of way settlement for the Partnership's Property in Brooksville, Florida.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK.

         No material changes in the Partnership's market risk occurred from December 31, 1999 through March 31, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

     27    Financial Data Schedule (Filed herewith)

(b)  Reports on Form 8-K

                      A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


                           CNL INCOME FUND VIII, LTD.

                           By:  CNL REALTY CORPORATION
                                General Partner


                                By:            /s/ James M. Seneff, Jr.
                                               ---------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                By:            /s/ Robert A. Bourne
                                               ---------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)