Form 10-Q
period 2000-06-30
CNL INCOME FUND VIII LTD
filed 2000-08-11
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            59-2963338
-----------------------------------------           --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
-----------------------------------------           --------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                    --------------------------


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




                                                                        Page
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                              1

                    Condensed Statements of Income                        2

                    Condensed Statements of Partners' Capital             3

                    Condensed Statements of Cash Flows                    4

                    Notes to Condensed Financial Statements               5

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   6-9

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                           9

Part II.

     Other Information                                                    10-11

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                       June 30,               December 31,
                                                                         2000                     1999
                                                                  -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,135,792 and $1,985,698,
       respectively                                                     $ 15,318,996             $ 15,469,090
   Net investment in direct financing leases                               7,544,449                7,635,861
   Investment in joint ventures                                            3,145,521                3,197,857
   Mortgage notes receivable                                               1,449,657                1,473,571
   Cash and cash equivalents                                               1,664,145                1,503,989
   Receivables, less allowance for doubtful accounts
       of $18,804 and $5,764, respectively                                    40,815                  112,454
   Prepaid expenses                                                           22,191                   15,485
   Accrued rental income, less allowance for doubtful
       accounts of $4,501 in 1999                                          1,928,006                2,018,517
   Other assets                                                               52,671                   52,671
                                                                  -------------------      -------------------

                                                                        $ 31,166,451             $ 31,479,495
                                                                  ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                     $     27,773             $    114,170
   Accrued and escrowed real estate taxes payable                             21,402                    9,157
   Distributions payable                                                     787,501                  787,501
   Due to related parties                                                    192,495                  121,327
   Rents paid in advance                                                      62,591                   23,394
                                                                  -------------------      -------------------
       Total liabilities                                                   1,091,762                1,055,549

   Minority interest                                                         108,549                  108,579

   Partners' capital                                                      29,966,140               30,315,367
                                                                  -------------------      -------------------

                                                                        $ 31,166,451             $ 31,479,495
                                                                  ===================      ===================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                     Six Months Ended
                                                                June 30,                            June 30,
                                                          2000            1999               2000              1999
                                                       ------------    ------------      -------------     -------------
Revenues:
    Rental income from operating leases                  $ 509,526       $ 492,313         $  988,495        $  985,302
    Adjustments to accrued rental income                  (123,370 )            --           (123,370 )              --
    Earned income from direct financing leases             214,789         235,628            446,486           472,487
    Contingent rental income                                 4,487          13,335             17,178            16,614
    Interest and other income                               57,684          57,044            127,418           111,409
                                                       ------------    ------------      -------------     -------------
                                                           663,116         798,320          1,456,207         1,585,812
                                                       ------------    ------------      -------------     -------------

Expenses:
    General operating and administrative                    45,997          34,860             92,127            72,509
    Professional services                                    4,361           8,404             28,439            14,136
    Real estate taxes                                        5,676              --              5,676                --
    State and other taxes                                      750             112             18,228            17,646
    Depreciation                                            75,047          75,047            150,094           150,094
    Transaction costs                                       30,846          87,527             67,801           121,090
                                                       ------------    ------------      -------------     -------------
                                                           162,677         205,950            362,365           375,475
                                                       ------------    ------------      -------------     -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures              500,439         592,370          1,093,842         1,210,337

Minority Interest in Income of Consolidated
    Joint Venture                                           (3,256 )        (3,330 )           (6,621 )          (6,685 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                71,275          69,647            138,554           129,878
                                                       ------------    ------------      -------------     -------------

Net Income                                               $ 568,458       $ 658,687         $1,225,775        $1,333,530
                                                       ============    ============      =============     =============

Allocation of Net Income:
    General partners                                     $   5,685       $   6,587         $   12,258        $   13,335
    Limited partners                                       562,773         652,100          1,213,517         1,320,195
                                                       ------------    ------------      -------------     -------------

                                                         $ 568,458       $ 658,687         $1,225,775        $1,333,530
                                                       ============    ============      =============     =============

Net Income Per Limited Partner Unit                      $   0.016       $   0.019         $    0.035        $    0.038
                                                       ============    ============      =============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                   35,000,000      35,000,000         35,000,000        35,000,000
                                                       ============    ============      =============     =============

           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Six Months Ended               Year Ended
                                                         June 30,                  December 31,
                                                           2000                        1999
                                                  -----------------------        -----------------

General partners:
    Beginning balance                                      $     286,349               $  258,248
    Net income                                                    12,258                   28,101
                                                  -----------------------        -----------------
                                                                 298,607                  286,349
                                                  -----------------------        -----------------

Limited partners:
    Beginning balance                                         30,029,018               30,397,059
    Net income                                                 1,213,517                2,781,963
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                    (1,575,002 )             (3,150,004 )
                                                  -----------------------        -----------------
                                                              29,667,533               30,029,018
                                                  -----------------------        -----------------

Total partners' capital                                   $   29,966,140             $ 30,315,367
                                                  =======================        =================

           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                                        June 30,
                                                                 2000               1999
                                                            ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                   $1,718,106         $1,717,444
                                                            ---------------     --------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                     23,703            301,803
                                                            ---------------     --------------
          Net cash provided by investing activities                 23,703            301,803
                                                            ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                        (1,575,002 )       (1,925,002 )
       Distributions to holder of minority interest                 (6,651 )           (6,645 )
                                                            ---------------     --------------
          Net cash used in financing activities                 (1,581,653 )       (1,931,647 )
                                                            ---------------     --------------

Net Increase in Cash and Cash Equivalents                          160,156             87,600

Cash and Cash Equivalents at Beginning of Period                 1,503,989          1,809,258
                                                            ---------------     --------------

Cash and Cash Equivalents at End of Period                      $1,664,145         $1,896,858
                                                            ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                 $ 787,501          $ 787,501
                                                            ===============     ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.     Subsequent Events:

       In July 2000, the Partnership sold its properties in Brooksville, Bayonet Point and Sun City, Florida, to an unrelated third party for a total of approximately $3,402,700, resulting in a gain of approximately $484,800 for financial reporting purposes. In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's property located in Deerfield, Illinois, at an approximate cost of $2,462,700 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 37 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,718,106 and $1,717,444 for the six months ended June 30, 2000 and 1999, respectively.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,664,145 invested in such short-term investments, as compared to $1,503,989 at December 31, 1999. The funds remaining at June 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         In July 2000, the Partnership sold its Properties in Brooksville, Florida; Bayonet Point, Florida and Sun City, Florida, to an unrelated third party for a total of approximately $3,402,700, resulting in a gain of approximately $484,800 for financial reporting purposes. In July 2000, the Partnership reinvested the net sales proceeds it received from the sale of the Properties in Sun City and Bayonet Point, Florida in a Bennigan's Property in Deerfield, Illinois. The Partnership acquired the Property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction relating to the sale of the Properties in Sun City and Bayonet Point, Florida and the reinvestment of the net sales proceeds, was structured to qualify as a like kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. The Partnership intends to reinvest the net sales proceeds from the Property in Brooksville, Florida in an additional Property. Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,091,762 at June 30, 2000, from $1,055,549 at December 31, 1999, primarily as a result of an increase in rents paid in advance and amounts due to related parties at June 30, 2000, as compared to December 31, 1999. The increase in liabilities at June 30, 2000 was partially offset by a decrease in accounts payable at June 30, 2000 as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2000 and 1999 ($787,501 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000 and 1999, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership and Woodway Joint Venture earned $1,311,611 and
$1,457,789, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $600,945 and $727,941 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in rental and earned income was primarily due to the fact that during the quarter and six months ended June 30, 2000, the tenant of the Property in Statesville, North Carolina defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. As a result, the Partnership established an allowance for doubtful accounts of approximately $18,300 for past due rental amounts during the quarter and six months ended June 30, 2000. In addition, the Partnership reversed approximately $123,400 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of rental amounts relating to this Property and will recognize such amounts as income if collected.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased nine and eight Properties, respectively, indirectly through other joint venture arrangements. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $138,554 and $129,878, respectively, attributable to net income earned by these unconsolidated joint ventures, $71,275 and $69,647 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by unconsolidated joint ventures for the quarter and six months ended June 30, 2000, was primarily due to the fact that the Partnership invested in Bossier City Joint Venture in November 1999.

         Operating expenses, including depreciation and amortization expense, were $362,365 and $375,475 for the six months ended June 30, 2000 and 1999, respectively, of which $162,677 and $205,950 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses for the quarter and six months ended June 30, 2000, was primarily attributable to the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger". The decrease in operating expenses for the six months ended June 30, 2000 was partially offset by an increase in i) administrative expenses for servicing the Partnership and its Properties, (ii) real estate tax expense due to the default of the tenant of the Property in Statesville, North Carolina, as described above, and (iii) professional services as a result of the 1999 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the
Partnership  agreement,   during  the  six  months  ended  June  30,  2000.  The
Partnership incurred the cost of the 1998 appraisal updates during the year ended December 31, 1998.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings", in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No material changes in the Partnership's market risk occurred from December 31, 1999 through June 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                   27      Financial Data Schedule (Filed herewith)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2000.


                                    CNL INCOME FUND VIII, LTD.

                                    By: CNL REALTY CORPORATION
                                        General Partner


                                        By:/s/ James M. Seneff, Jr.
                                           ------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By:/s/ Robert A. Bourne
                                           ------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)