Form 10-Q
period 2000-09-30
CNL INCOME FUND VIII LTD
filed 2000-11-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to _____________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                             59-2963338
------------------------------------------       ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801-3336
------------------------------------------       ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                 ----------------------------


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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-13

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         13

Part II.

     Other Information                                                    14-15

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,             December 31,
                                                                                 2000                     1999
                                                                          -------------------      -------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation                                                  $ 15,880,986             $ 15,469,090
  Net investment in direct financing leases                                        6,479,415                7,635,861
  Investment in joint ventures                                                     4,088,762                3,197,857
  Mortgage notes receivable                                                        1,437,214                1,473,571
  Cash and cash equivalents                                                        1,570,575                1,503,989
  Restricted cash                                                                    423,440                       --
  Receivables, less allowance for doubtful accounts
      of $459 and $5,764, respectively                                                89,776                  112,454
  Prepaid expenses                                                                    26,657                   15,485
  Accrued rental income, less allowance for doubtful
      accounts of $4,501 in 1999                                                   1,571,186                2,018,517
  Other assets                                                                        52,671                   52,671
                                                                          -------------------      -------------------

                                                                                $ 31,620,682             $ 31,479,495
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $   29,720               $  114,170
  Accrued and escrowed real estate taxes payable                                      28,436                    9,157
  Distributions payable                                                              787,501                  787,501
  Due to related parties                                                             151,210                  121,327
  Rents paid in advance                                                                   --                   23,394
                                                                          -------------------      -------------------
      Total liabilities                                                              996,867                1,055,549

  Minority interest                                                                  108,584                  108,579

  Partners' capital                                                               30,515,231               30,315,367
                                                                          -------------------      -------------------

                                                                                $ 31,620,682             $ 31,479,495
                                                                          ===================      ===================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                    Nine Months Ended
                                                              September 30,                      September 30,
                                                          2000            1999               2000              1999
                                                       ------------    ------------      -------------     -------------
Revenues:
    Rental income from operating leases                  $ 481,549        $490,669         $1,470,044        $1,475,971
    Adjustments to accrued rental income                        --              --           (123,370 )              --
    Earned income from direct financing leases             216,819         234,358            663,305           706,845
    Contingent rental income                                 6,153              --             23,331            16,614
    Interest and other income                               79,421          56,972            206,839           168,381
                                                       ------------    ------------      -------------     -------------
                                                           783,942         781,999          2,240,149         2,367,811
                                                       ------------    ------------      -------------     -------------

Expenses:
    General operating and administrative                    54,720          30,006            146,847           102,515
    Professional services                                       --           8,961             28,439            23,097
    Real estate taxes                                        2,032              --              7,708                --
    State and other taxes                                       --              --             18,228            17,646
    Depreciation                                            75,338          75,047            225,432           225,141
    Transaction costs                                           --          65,171             67,801           186,261
                                                       ------------    ------------      -------------     -------------
                                                           132,090         179,185            494,455           554,660
                                                       ------------    ------------      -------------     -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures
       and Gain on Sale of Land and Buildings              651,852         602,814          1,745,694         1,813,151

Minority Interest in Income of Consolidated
    Joint Venture                                           (3,350 )        (3,349 )           (9,971 )         (10,034 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                75,397          67,121            213,951           196,999

Gain on Sale of Land and Buildings                         612,693              --            612,693                --
                                                       ------------    ------------      -------------     -------------

Net Income                                              $1,336,592       $ 666,586         $2,562,367        $2,000,116
                                                       ============    ============      =============     =============

Allocation of Net Income:
    General partners                                      $ 10,391        $  6,666          $  22,649         $  20,001
    Limited partners                                     1,326,201         659,920          2,539,718         1,980,115
                                                       ------------    ------------      -------------     -------------

                                                        $1,336,592       $ 666,586         $2,562,367        $2,000,116
                                                       ============    ============      =============     =============

Net Income Per Limited Partner Unit                       $  0.038        $  0.019          $   0.073         $   0.057
                                                       ============    ============      =============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                   35,000,000      35,000,000         35,000,000        35,000,000
                                                       ============    ============      =============     =============

           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                  Nine Months Ended               Year Ended
                                                    September 30,                December 31,
                                                         2000                        1999
                                               -------------------------     ----------------------

General partners:
    Beginning balance                                     $     286,349               $    258,248
    Net income                                                   22,649                     28,101
                                               -------------------------     ----------------------
                                                                308,998                    286,349
                                               -------------------------     ----------------------

Limited partners:
    Beginning balance                                        30,029,018                 30,397,059
    Net income                                                2,539,718                  2,781,963
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                   (2,362,503 )               (3,150,004 )
                                               -------------------------     ----------------------
                                                             30,206,233                 30,029,018
                                               -------------------------     ----------------------

Total partners' capital                                  $   30,515,231              $  30,315,367
                                               =========================     ======================

           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                      Nine Months Ended
                                                                        September 30,
                                                                  2000                1999
                                                             ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                     $2,411,275          $2,604,386
                                                             ----------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating
          leases                                                  (2,452,976 )                --
       Proceeds from sale of land and buildings                    3,822,716                  --
       Collections on mortgage notes receivable                       36,036             321,012
       Increase in restricted cash                                  (417,928 )                --
       Investment in joint ventures                                 (960,068 )                --
                                                             ----------------    ----------------

          Net cash provided by investing activities                   27,780             321,012
                                                             ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                          (2,362,503 )        (2,712,503 )
       Distributions to holder of minority interest                   (9,966 )           (10,043 )
                                                             ----------------    ----------------
          Net cash used in financing activities                   (2,372,469 )        (2,722,546 )
                                                             ----------------    ----------------

Net Increase in Cash and Cash Equivalents                             66,586             202,852

Cash and Cash Equivalents at Beginning of Period                   1,503,989           1,809,258
                                                             ----------------    ----------------

Cash and Cash Equivalents at End of Period                        $1,570,575          $2,012,110
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Buildings on Operating Leases:

     Land and buildings on operating leases consisted of the following at:

                                                       September 30,           December 31,
                                                           2000                    1999
                                                    -------------------     -------------------
       Land                                                 $ 9,326,090            $ 9,159,115
       Buildings                                              8,450,848              8,295,673
                                                    -------------------     -------------------
                                                             17,776,938             17,454,788
       Less accumulated depreciation                         (1,895,952 )           (1,985,698  )
                                                    ===================     ===================
                                                           $ 15,880,986           $ 15,469,090
                                                    ===================     ===================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.   Land and Buildings on Operating Leases - Continued:

     In July 2000, the Partnership sold its properties in Brooksville, Bayonet Point and Sun City, Florida, for a total of approximately $3,465,100 and received net sales proceeds totaling approximately $3,402,700, resulting in a total gain of approximately $484,800 for financial reporting purposes. These properties were originally acquired by the Partnership in 1990 and
     1991, and had costs totaling approximately $2,797,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $605,700 in excess of their original purchase price.

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

     In September  2000,  the  Partnership  sold its  property in  Jacksonville,
     Florida, for $422,506 and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900 for financial reporting purposes. This property was originally acquired by the Partnership in 1990, and had a cost of approximately $352,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $67,600 in excess of its original purchase price.

3.   Net Investment in Direct Financing Leases:

     In July 2000, the Partnership sold two properties, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2).

4.   Investment in Joint Ventures:

     In August 2000, the Partnership used a portion of the net sales proceeds from sale of its properties to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., ("CNL IX") a Florida limited partnership, and an affiliate of the general partners. The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2000, the Partnership owned a 66% interest in this property.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.   Investment in Joint Ventures - Continued:

     The following presents the combined, condensed financial information for the joint ventures at:

                                                           September 30,          December 31,
                                                               2000                   1999
                                                        -------------------     ------------------
             Land and buildings on operating leases,
                  less accumulated depreciation                $  8,772,898           $ 7,467,574
             Net investment in direct financing lease             1,285,595             1,300,856
             Cash                                                    39,682                74,120
             Receivables                                              4,085                39,740
             Prepaid expense                                          1,003                 1,264
             Accrued rental income                                  243,933               194,666
             Liabilities                                             14,171                47,270
             Partners' capital                                   10,333,025             9,030,950
             Revenue                                                809,194             1,039,787
             Net income                                             645,728               855,805

     The Partnership recognized income totaling $213,951 and $196,999 during the nine months ended September 30, 2000 and 1999, respectively from these joint ventures, of which $75,397 and $67,121 was earned during the quarters ended September 30, 2000 and 1999, respectively.

5.   Restricted Cash:

     As of September 30, 2000, the net sales proceeds of $420,005 from the sale of the property in Jacksonville, Florida, plus accrued interest of $3,435, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to reinvest in an additional property in the future.

6.   Related Party Transactions:

     In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's property located in Deerfield, Illinois, at an approximate cost of $2,462,700 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


6.   Related Party Transactions-Continued:

     with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership. For the nine months ended September 30, 2000, other income of the Partnership included $6,679 of such amounts. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

7.   Termination of Merger:

     On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

8.   Subsequent Event:

     In October 2000, the Partnership acquired an interest in a Pizza Hut property in Hialeah, Florida. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 35 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

        During the nine months ended September 30, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $2,411,275 and $2,604,386, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, was primarily a result of changes in revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

        Other sources and uses of capital included the following during the nine months ended September 30, 2000.

        In July 2000, the Partnership sold its Properties in Brooksville, Bayonet Point, and Sun City, Florida, to an unrelated third party for a total of approximately $3,465,100 and received net sales proceeds totaling approximately $3,402,700, resulting in a total gain of approximately $484,800 for financial reporting purposes. In July 2000, the Partnership reinvested the net sales proceeds it received from the sale of the Properties in Sun City and Bayonet Point, Florida in a Bennigan's Property in Deerfield, Illinois. The Partnership acquired the Property from an affiliate of the general partners. These properties were originally acquired by the Partnership in 1990 and 1991, and had costs totaling approximately $2,797,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $605,700 in excess of their original purchase price. The transaction relating to the sale of the Properties in Sun City and Bayonet Point, Florida and the reinvestment of the net sales proceeds, was structured to qualify as a like kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

        In August 2000, the Partnership used a portion of the net sales proceeds from sale of the properties in Florida, described above, to acquire an interest in a Baker's Square Property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., ("CNL IX") a Florida limited partnership, and affiliate of the general partners. The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2000, the Partnership owned a 66% interest in this property.

        In September 2000, the Partnership sold its Property in Jacksonville, Florida, for approximately $422,500 and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990, and had a cost of approximately $352,400, excluding
acquisition  fees  and  miscellaneous   acquisition  expenses;   therefore,  the
Partnership sold the Property for approximately $67,600 in excess of its original purchase price.

        In October 2000, the Partnership acquired an interest in a Pizza Hut Property in Hialeah, Florida. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

        Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,570,575 invested in such short-term investments, as compared to $1,503,989 at December 31, 1999. The funds remaining at September 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

        Total liabilities of the Partnership, including distributions payable, decreased to $996,867 at September 30, 2000, from $1,055,549 at December 31, 1999, primarily as a result of a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. The decrease in liabilities at September 30, 2000 was partially offset by an increase in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

        The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2000 and 1999 ($787,501 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties and during the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly owned Properties (which included four Properties which were sold in 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership and Woodway Joint Venture earned $2,009,979 and $2,182,816, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $698,368 and $725,027 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily due to the fact that during the nine months ended September 30, 2000, the tenant of the Property in Statesville, North Carolina defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. As a result, the Partnership reversed approximately $123,400 of accrued rental income during the nine months ended September 30, 2000. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize rental amounts relating to this Property until a new tenant is located or until the Partnership sells the Property and reinvests in an additional Property. The general partners are seeking a new tenant or purchaser for this Property.

        Rental and earned income also decreased during the quarter and nine months ended September 30, 2000 due to the fact that as discussed in "Capital Resources," the Partnership sold four properties resulting in a decrease in rental and earned income of approximately $77,200 and $79,100 during the quarter and nine months ended September 30, 2000, respectively. The decrease in rental and earned income was partially offset by an increase in rental and earned income during the quarter and nine months ended September 30, 2000, as a result of reinvesting a portion of the net sales proceeds in a Property in Deerfield, Illinois, in July 2000, as described in "Capital Resources."

        In addition, during the nine months ended September 30, 2000 and 1999, the Partnership earned $206,839 and $168,381, respectively, in interest and other income, $79,421 and $56,972 of which were earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in interest and other income for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was due to interest earned on the net sales proceeds received from the sale of Properties described above, pending reinvestment in additional Properties.

        During the nine months ended September 30, 2000 and 1999, the Partnership owned and leased nine and eight Properties, respectively, indirectly through other joint venture arrangements. In addition, during the nine months ended September 30, 2000, the Partnership owned one Property with an affiliate, as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $213,951 and $196,999, respectively, attributable to net income earned by these unconsolidated joint ventures, $75,397 and $67,121 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by unconsolidated joint ventures for the quarter and nine months ended September 30, 2000, was primarily due to the fact that the Partnership invested in Bossier City Joint Venture in November 1999 and acquired an interest in a Baker's Square Property with an affiliate, as tenants-in-common, in August 2000, as described above in "Capital Resources."

        Operating expenses, including depreciation and amortization expense, were $494,455 and $554,660 for the nine months ended September 30, 2000 and 1999, respectively, of which $132,090 and $179,185 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses for the quarter and nine months ended September 30, 2000, was primarily attributable to the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger". The decrease in operating expenses for the nine months ended September 30, 2000 was partially offset by an increase in (i) administrative expenses for servicing the Partnership and its Properties, (ii) real estate tax expense due to the default of the tenant of the Property in Statesville, North Carolina, as described above, and (iii) professional services as a result of the 1999 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership agreement, during the nine months ended September 30, 2000. The Partnership incurred the cost of the 1998 appraisal updates during the year ended December 31, 1998.

        As a result of the sale of the Properties as described above in "Capital Resources," the Partnership recorded a total gain of $612,693 for financial reporting purposes during the quarter and nine months ended September 30, 2000. No properties were sold during the quarter and nine months ended September 30, 1999.

Termination of Merger

        On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        No material changes in the Partnership's market risk occurred from December 31, 1999 through September 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

                   27       Financial Data Schedule (Filed herewith)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                     CNL INCOME FUND VIII, LTD.

                                     By: CNL REALTY CORPORATION
                                         General Partner


                                         By:/s/ James M. Seneff, Jr.
                                            -----------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                         By:/s/ Robert A. Bourne
                                            -----------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)