Form 10-K
period 2000-12-31
CNL INCOME FUND VIII LTD
filed 2001-04-02
CIK 856204


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,975,000 and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Property in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, in which the Partnership is a co-venturer to purchase and hold one property in Middleburg Heights, Ohio. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. During 1998, the Partnership received a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In addition, during the year ended December 31, 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. During 1999, the Partnership reinvested the prepaid principal, along with the settlement received in the right of way taking, in Bossier Joint Venture, in which the Partnership is a co-venturer to purchase and hold one Property in Bossier City, Louisiana. During the year ended December 31, 2000, the Partnership sold four Properties one in each of Brooksville, Bayonet Point, Sun City, and Jacksonville, Florida. In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the Properties in Sun City, and Bayonet Point, Florida in a Bennigan's Property located in Deerfield, Illinois. In August 2000, the Partnership used a portion of the net sales proceeds from the sale of its Properties to acquire an interest in a Baker's Square Property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., a Florida limited partnership, and an affiliate of the General Partners. In October 2000, the Partnership used the remaining net sales proceeds to acquire a Pizza Hut
Property in Hialeah, Florida. As a result of the above transactions, as of December 31, 2000, the Partnership owned 36 Properties. The 36 Properties included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and the Property owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from 14 to 25 years (the average being 18 years), and expire between 2005 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $51,900 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 36 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's property, located in Deerfield, Illinois, from CNL BB Corp., an affiliate of the general partners. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         In October 2000, the Partnership reinvested the sales proceeds it received from the sale of its property in Jacksonville, Florida in a Pizza Hut Property in Hialeah, Florida. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         During 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Houston, Texas, in a Baker's square Property located in Libertyville, Illinois, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners and a Florida limited partnership, as described below in "Joint Venture and Tenancy in Common Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         During 2000, the tenant of the Property in North Fort Myers, Florida Restaurant Management Services, Inc., assigned its lease to Golden Management, Inc. All other leases remained unchanged and are substantially the same as the Partnership's other leases as described above.


Major Tenants

         During 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental, earned and mortgage interest income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and one Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to four restaurants, and Carrols Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2001. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2000 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and one Property owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

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

         In addition, in August 2000, the Partnership entered into an agreement to hold a Baker's Square Property in Libertyville, Illinois, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 66 percent interest in this Property.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2000, the Partnership owned 36 Properties. Of the 36 Properties, 25 are owned by the Partnership in fee simple, ten are owned through joint venture arrangements, and one is owned through tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,400 to 142,486 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                    Number of Properties

               Arizona                                            1
               Florida                                            4
               Illinois                                           2
               Indiana                                            1
               Louisiana                                          2
               Michigan                                           3
               Minnesota                                          1
               New York                                           2
               North Carolina                                     2
               Ohio                                               9
               Tennessee                                          2
               Texas                                              6
               Virginia                                           1
                                                            --------------
               TOTAL PROPERTIES                                  36
                                                            ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,000 to 10,900 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement), for federal income tax purposes was $24,980,921 and $11,672,122, respectively.


     The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain                  Number of Properties

                Baker's Square                              1
                Bennigan's                                  1
                Burger King                                13
                Denny's                                     1
                Golden Corral                               5
                Hardee's                                    4
                IHOP                                        1
                Jack in the Box                             2
                KFC                                         2
                Perkins                                     1
                Pizza Hut                                   1
                Quincy's                                    1
                Shoney's                                    2
                Wendy's                                     1
                                                      --------------
                TOTAL PROPERTIES                           36
                                                      ==============

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

         At December 31, 2000, 1999, 1998, 1997 and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:



                                   2000              1999              1998              1997               1996
                               -------------     -------------    ---------------    --------------    ---------------
Rental Revenues (1)             $ 3,361,651       $ 3,527,515        $ 3,443,094        $3,467,720         $3,552,341
Properties                               36                37                 36                36                 36
Average Rent per Property
                                  $  93,379         $  95,338          $  95,642         $  96,326          $  98,676

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2001                             --                       --                      --
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             10                1,253,411                  35.23%
              2006                              1                  118,186                   3.32%
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                              1                  115,953                   3.26%
              2010                              8                  623,384                  17.52%
              Thereafter                       16                1,447,088                  40.67%
                                        ----------            -------------           -------------
              Totals                           36              $ 3,558,022                 100.00%
                                        ==========            =============           =============

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2005) and the average minimum base annual rent is approximately $163,100 (ranging from approximately $145,500 to $189,700).

         Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $100,053 (ranging from approximately $83,000 to $105,000).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,418 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.


                                             2000 (1)                               1999 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter                (2)         (2)           (2)       $ 0.95       $ 0.95        $ 0.95
         Second Quarter             $0.80      $ 0.70        $ 0.72         0.88         0.81          0.85
         Third Quarter               0.95        0.64          0.85         0.95         0.89          0.94
         Fourth Quarter              0.95        0.73          0.88         0.90         0.81          0.86


 (1) A total of 176,000 and 237,980 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

 (2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each year ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared to the limited partners at the close of each of the Partnership's calendar quarters during 2000 and 1999. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                        2000               1999              1998              1997               1996
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                       $3,528,989         $3,500,669        $3,625,906        $3,619,489         $3,593,610
    Net income (2)                      3,587,171          2,810,064         3,288,912         3,241,567          3,096,992
    Cash distributions
      declared (3)                      3,150,004          3,150,004         3,850,003         3,150,003          3,412,500
    Net income per Unit
      (2)                                   0.102              0.079             0.093             0.092              0.088
    Cash distributions
      declared per Unit (3)                 0.090              0.090             0.110             0.090              0.098

At December 31:
    Total assets                      $31,827,394        $31,479,495       $32,071,119       $32,258,296        $32,437,106
    Partners' capital                  30,752,534         30,315,367        30,655,307        31,216,398         31,124,834


 (1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

 (2) Net income for the year ended December 31, 2000 and 1998, includes $612,693 and $108,176, respectively, from gain on sale of assets. In addition, net income for the year ended December 31, 1996 includes $99,031 from a loss on sale of assets.

 (3) Distributions for the years ended December 31, 1998 and 1996, include special distributions to the Limited Partners of $350,000 and $262,500, respectively, which represented cumulative excess operating reserves. Distributions for the year ended December 31, 1998 include an additional special distribution to the Limited Partners of $350,000 declared the first quarter of 1998 from cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 36 Properties, either directly or indirectly through joint venture arrangements.

         Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,349,897, $3,321,006, and $3,562,592 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cash from operations during 2000, as compared to 1999, and the decrease in cash from operations during 1999, as compared to 1998, were primarily a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998.

         In July 1998, the Partnership received $116,397 as a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In connection therewith, the Partnership recognized a gain of $108,176 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the right of way taking. In November 1999, the Partnership reinvested the proceeds in a joint venture, as described below.

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

         In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the Properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's Property located in Deerfield, Illinois, at an approximate cost of $2,462,700. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         In August 2000, the Partnership used a portion of the net sales proceeds from the sale of its properties to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., a Florida limited partnership, and an affiliate of the general partners. As of September 30, 2000, the Partnership owned a 66% interest in this property.

         In September 2000, the Partnership sold its property in Jacksonville, Florida, for approximately $422,500 and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900 for financial reporting purposes. This property was originally acquired by the Partnership in 1990, and had a cost of approximately $352,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $67,600 in excess of its original purchase price. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In October 2000, the Partnership reinvested the sales proceeds it received from the sale of its Property in Jacksonville, Florida in a Pizza Hut Property in Hialeah, Florida at an approximate cost of $472,300. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $1,688,029 invested in such short-term investments (including certificates of deposit of $461,394) as compared to $1,503,989 at December 31, 1999. As of December 31, 2000, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.41% annually. The funds remaining at December 31, 2000, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,150,004, $3,150,004, and $3,850,003 for the years ended December 31,
         2000, 1999 and 1998, respectively. This represents distributions of $0.09, $0.09, and $0.11 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $4,351 and $66,277, respectively, to affiliates for such amounts as accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 2000, the Partnership had incurred $55,050 in real estate disposition fees due to an affiliate as a result of services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, decreased to $906,941 at December 31, 2000, from $934,222 at December 31, 1999. The decrease in other liabilities was primarily attributable to the amounts that were accrued for transaction costs at December 31, 1999 relating to the proposed and terminated merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

         Results of Operations

         During 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 30 wholly owned Properties (including four Properties which were sold during 2000). During 1999 and 1998, the Partnership and its consolidated joint venture owned and leased 28 wholly owned Properties. During 1998, the Partnership was a co-venturer in three joint ventures that owned and leased a total of eight Properties. In addition, during 1999, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. During 2000, the Partnership also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 36 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $51,900 to $251,500. The majority of leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and
         Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture earned $2,837,794, $2,901,093, and $2,991,048, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2000, as compared to 1999, was partially due to the fact that the Partnership sold four Properties, as discussed in "Capital Resources," resulting in a decrease in rental and earned income of approximately $187,300 during the year ended December 31, 2000. The decrease in rental and earned income was partially offset by an increase in rental and earned income of approximately $130,600, during the year ended December 31, 2000, as a result of the Partnership reinvesting a portion of the net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida, as described in "Capital Resources."

         The decrease in rental and earned income during 1999, as compared to 1998, was primarily due to the fact that the leases relating to the Burger King Properties in New City and Syracuse, New York and New
         Philadelphia and Mansfield, Ohio, were amended to provide for rent reductions from August 1998 through the end of the lease terms.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $113,627, $113,285, and $101,911, respectively, in contingent rental income. The increase in contingent rental income for 1999, as compared to 1998, was primarily attributable to an increase in gross sales for certain restaurant Properties requiring the payment of contingent rental income.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $319,184, $276,012 and $276,721, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures increased during 2000, as compared to 1999, was primarily due to the fact that in November 1999 and August 2000, the Partnership invested in Bossier City Joint Venture and in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the General Partners, as described in "Capital Resources." The decrease in net income by joint ventures for 1999, as compared to 1998, was primarily due to the fact that the lease relating to the Burger King Property in Asheville, North Carolina of Asheville Joint Venture was amended to provide for rent reductions from August 1998 through the end of the lease term.

         During the year ended December 31, 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and
         Carrols Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to four restaurants, and Carrols Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2001. In addition, during the year ended December 31, 2000, three Restaurant Chains, Golden Corral, Burger King and Shoney's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and one Property owned with affiliates as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $271,702, $223,683, and $269,744, respectively, in interest and other income. The increase in interest and other income during 2000, as compared to 1999, was due to interest earned on the net sales proceeds received from the sale of Properties described above, pending reinvestment in additional Properties, as described above in "Capital Resources." The increase in interest and other income during 2000, as compared to 1999, was partially offset by, and the decrease during 1999, as compared to 1998, was primarily attributable to a reduction in interest income as a result of the prepayment of principal on a mortgage note of $272,500 during 1999, as described above in "Capital Resources."

         Operating expenses, including depreciation expense, were $554,511, $690,605, and $445,170 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was primarily attributable to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described in "Termination of Merger." The decrease in operating expenses during 2000 was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         The increase in operating expenses during 1999, as compared to 1998, was partially due to an increase in depreciation expense relating to the fact that during 1998, the Partnership reclassified the leases for its Properties in New City and Syracuse, New York, and New Philadelphia and Mansfield, Ohio, from direct financing leases to operating leases, as a result of lease amendments, as described above.

         As a result of the right of way settlement for the Partnership's Property in Brooksville, Florida, as described above in "Capital Resources," the Partnership recognized a gain on sale of land of $108,176 during the year ended December 31, 1998, for financial reporting purposes. As a result of the sale of the Properties as described above in "Capital Resources," the Partnership recorded a total gain of $612,693 for financial reporting purposes during the year ended December 31, 2000. No Properties were sold during 1999.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

         Interest Rate Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The principal amounts outstanding under the mortgage notes totaled $1,412,064 at December 31, 2000. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2000 approximated the outstanding principal amounts.

         The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes would decline if interest rates rise.

         The following table presents the expected cash flows of principal that are sensitive to these changes.

                                         Mortgage Notes
                                          Fixed Rates
                                       -------------------

                 2001                        $     54,172
                 2002                              60,256
                 2003                              67,022
                 2004                              74,553
                 2005                              82,927
                 Thereafter                     1,073,134
                                       -------------------

                                            $   1,412,064
                                       ===================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition -- Interest Rate Risk.


Item 8.  Financial Statements and Supplementary Data





                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                      Page

Report of Independent Certified Public Accountants                     16

Financial Statements:

     Balance Sheets                                                    17

     Statements of Income                                              18

     Statements of Partners' Capital                                   19

     Statements of Cash Flows                                       20-21

     Notes to Financial Statements                                  22-37



               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund VIII, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001








                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                      2000                     1999
                                                                              -------------------      -------------------

                             ASSETS

  Land and buildings on operating leases, less
       accumulated depreciation                                               $ 16,275,305             $ 15,469,090
  Net investment in direct financing leases                                      6,439,056                7,635,861
  Investment in joint ventures                                                   4,075,551                3,197,857
  Mortgage notes receivable                                                      1,424,436                1,473,571
  Cash and cash equivalents                                                      1,226,635                1,503,989
  Certificates of deposit                                                          461,394                       --
  Receivables, less allowance for doubtful    accounts of
  $459 and $5,764, respectively                                                    105,075                  112,454
  Due from related party                                                            30,010                       --
  Prepaid expenses                                                                  26,288                   15,485
  Accrued rental income, less allowance for
       doubtful accounts of $4,501 in 1999                                       1,710,973                2,018,517
  Other assets                                                                      52,671                   52,671
                                                                               -------------------      -------------------

                                                                              $ 31,827,394             $ 31,479,495
                                                                                ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                              $   34,293               $  114,170
  Escrowed real estate taxes payable                                                12,501                    9,157
  Distributions payable                                                            787,501                  787,501
  Due to related parties                                                            59,401                  121,327
  Rents paid in advance                                                             72,646                   23,394
                                                                               -------------------      -------------------
           Total liabilities                                                       966,342                1,055,549

  Minority interest                                                                108,518                  108,579

  Partners' capital                                                             30,752,534               30,315,367
                                                                               -------------------      -------------------

                                                                              $ 31,827,394             $ 31,479,495
                                                                               ===================      ===================
See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2000                1999               1998
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                             $  1,976,318       $ 1,961,199         $1,897,209
     Earned income from direct financing leases                           861,476           939,894          1,093,839
     Contingent rental income                                             113,627           113,285            101,911
     Interest and other income                                            271,702           223,683            269,744
                                                                                                        ---------------
                                                                ------------------   ---------------
                                                                        3,223,123         3,238,061          3,362,703
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 175,678           150,176            146,943
     Professional services                                                 24,829            35,453             24,837
     State and other taxes                                                 18,228            19,342              5,372
     Depreciation                                                         303,352           300,188            246,976
     Transaction costs                                                     32,424           185,446             21,042
                                                                ------------------   ---------------    ---------------
                                                                          554,511           690,605            445,170
                                                                ------------------   ---------------    ---------------

Income Before Minority Interest in Income
     of Consolidated Joint Venture, Equity in
     Earnings of Unconsolidated Joint Ventures and
     Gain on Sale of Assets                                             2,668,612         2,547,456          2,917,533

Minority Interest in Income of Consolidated
     Joint Venture                                                        (13,318  )        (13,404  )         (13,518 )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             319,184           276,012            276,721

Gain on Sale of Assets                                                    612,693                --            108,176
                                                                ------------------   ---------------    ---------------

Net Income                                                           $  3,587,171       $ 2,810,064        $ 3,288,912
                                                                ==================   ===============    ===============

Allocation of Net Income
     General Partners                                                    $     --         $  28,101          $  31,807
     Limited partners                                                   3,587,171         2,781,963          3,257,105
                                                                ------------------   ---------------    ---------------

                                                                     $  3,587,171       $ 2,810,064        $ 3,288,912
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                    $    0.102         $   0.079          $   0.093
                                                                ==================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                 35,000,000        35,000,000         35,000,000
                                                                ==================   ===============    ===============
See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998


                                                  General Partners
                                        --------------------------------------
                                                              Accumulated
                                         Contributions         Earnings
                                       ------------------   ----------------
Balance, December 31, 1997                   $     1,000        $   225,441

    Distributions to limited
       partners ($0.110 per
       limited partner unit)                          --                 --
    Net income                                        --             31,807
                                       ------------------   ----------------

Balance, December 31, 1998                         1,000            257,248

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                          --                 --
    Net income                                        --             28,101
                                       ------------------   ----------------

Balance, December 31, 1999                         1,000            285,349

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                          --                 --
    Net income                                        --                 --
                                       ------------------   ----------------

Balance, December 31, 2000                   $     1,000        $   285,349
                                       ==================   ================


                                                                Limited Partners
                                       ---------------------------------------------------------------------
                                                                            Accumulated        Syndication
                                    Contributions       Distributions         Earnings            Costs            Total
                                   -----------------   ----------------   -----------------   --------------   --------------

Balance, December 31, 1997            $  35,000,000      $ (22,334,641 )     $  22,339,598     $ (4,015,000 )    $31,216,398

    Distributions to limited
       partners ($0.110 per
       limited partner unit)                     --         (3,850,003 )                --               --       (3,850,003 )
    Net income                                   --                 --           3,257,105               --        3,288,912
                                   -----------------   ----------------   -----------------   --------------   --------------

Balance, December 31, 1998               35,000,000        (26,184,644 )        25,596,703       (4,015,000 )     30,655,307

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                     --         (3,150,004 )                --               --       (3,150,004 )
    Net income                                   --                 --           2,781,963               --        2,810,064
                                   -----------------   ----------------   -----------------   --------------   --------------

Balance, December 31, 1999               35,000,000        (29,334,648 )        28,378,666       (4,015,000 )     30,315,367

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                     --         (3,150,004 )                --               --       (3,150,004 )
    Net income                                   --                 --           3,587,171               --        3,587,171
                                   -----------------   ----------------   -----------------   --------------   --------------

Balance, December 31, 2000            $  35,000,000      $ (32,484,652 )     $  31,965,837     $ (4,015,000 )    $30,752,534
                                   =================   ================   =================   ==============   ==============

See accompanying notes to financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     2000                  1999                 1998
                                                                ----------------      ---------------       ---------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $  3,160,831         $  3,014,746         $  3,144,635
         Distributions from unconsolidated joint ventures               401,558              336,445              344,643
         Cash paid for expenses                                        (437,972 )           (247,332 )           (185,270  )
         Interest received                                              225,480              217,147              258,584
                                                                ----------------      ---------------       ---------------
             Net cash provided by operating activities                3,349,897            3,321,006            3,562,592
                                                                ----------------      ---------------       ---------------
      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                     3,822,716                   --              116,397
         Additions to land and buildings on operating leases         (2,925,217 )                 --                   --
         Investment in certificates of deposit                         (450,000 )                 --                   --
         Investment in joint venture                                   (960,068 )           (448,000 )                 --
         Collections on mortgage notes receivable                        48,701              335,154               41,292
         Other                                                               --                   --                   36
                                                                ----------------      ---------------       ---------------
             Net cash provided by (used in) investing
                activities                                             (463,868 )           (112,846 )            157,725
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (3,150,004 )         (3,500,004 )         (3,500,003  )
         Distributions to holder of minority interest                   (13,379 )            (13,425 )            (13,292  )
                                                                ----------------
                                                                                      ---------------       ---------------
             Net cash used in financing activities                   (3,163,383 )         (3,513,429 )         (3,513,295  )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (277,354 )           (305,269 )            207,022

Cash and Cash Equivalents at Beginning of Year                        1,503,989            1,809,258            1,602,236
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                           $  1,226,635         $  1,503,989         $  1,809,258
                                                                ================      ===============       ===============

See accompanying notes to financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------
Reconciliation of Net Income to Net Cash Provided
    by Operating Activities:

      Net Income                                                    $ 3,587,171        $ 2,810,064       $ 3,288,912
                                                                 ---------------    ---------------    --------------
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
             Depreciation                                               303,352            300,188           246,976
             Minority interest in income of
                consolidated joint venture                               13,318             13,404            13,518
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                           82,374             60,433            67,922
             Gain on sale of assets                                    (612,693 )               --          (108,176 )
             Increase in receivables                                     (3,581 )          (25,188 )         (32,504 )
             Increase in due from related party                         (30,010 )               --                --
             Decrease (increase) in prepaid expenses                    (10,803 )          (11,526 )             398
             Decrease in net investment in direct
                financing leases                                        171,457            166,924           177,947
             Increase in accrued rental income                          (61,481 )          (91,099 )        (116,089 )
             Increase (decrease) in accounts payable
                and accrued expenses                                    (76,533 )           91,231              (722 )
             Increase (decrease) in due to related
                parties                                                 (61,926 )           45,530            15,617
             Increase (decrease) in rents paid in
                advance                                                  49,252            (38,955 )           8,793
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                    (237,274 )          510,942           273,680
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                           $ 3,349,897        $ 3,321,006       $ 3,562,592
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                             $  787,501         $  787,501       $ 1,137,501
                                                                 ===============    ===============    ==============

See accompanying notes to financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in Asheville Joint Venture; CNL Restaurant Investments II; Middleburg Joint Venture; and Bossier City Joint Venture; and a property in Libertyville, Illinois held with an affiliate of the General Partners as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same General Partners.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
         ------

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases. Substantially all leases are for 14 to 25 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:
         ------------------

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2000                   1999
                                                             --------------------   --------------------
                 Land                                               $  9,605,325           $  9,159,115
                 Buildings                                             8,643,853              8,295,673
                                                             --------------------   --------------------
                                                                      18,249,178             17,454,788

                 Less accumulated depreciation                        (1,973,873 )           (1,985,698 )
                                                             --------------------   --------------------

                                                                    $ 16,275,305           $ 15,469,090
                                                             ====================   ====================

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

         In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's property located in Deerfield, Illinois, at an approximate cost of $2,462,700 from CNL BB Corp., an affiliate of the general partners. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases (see Note 9).


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

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

         In October 2000, the Partnership reinvested the sales proceeds it received from the sale of its property in Jacksonville, Florida in a Pizza Hut Property in Hialeah, Florida at an approximate cost of $472,300. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $61,481, $91,099, and $116,089, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:



                2001                             $2,008,473
                2002                              2,049,500
                2003                              2,080,110
                2004                              2,092,571
                2005                              1,967,710
                Thereafter                       10,188,451
                                            ----------------

                                                $20,386,815
                                            ================


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



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:


                                                       2000                  1999
                                                  ----------------      ----------------
               Minimum lease payments
                    receivable                       $ 10,334,143          $ 12,988,936
               Estimated residual values                2,152,532             2,457,620
               Less unearned income                    (6,047,619 )          (7,810,695 )
                                                  ----------------      ----------------

               Net investment in direct
                    financing leases                  $ 6,439,056           $ 7,635,861
                                                  ================      ================

         In July 2000, the Partnership sold two properties, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                     2001                                    $ 977,631
                     2002                                      989,345
                     2003                                      989,345
                     2004                                      989,345
                     2005                                      989,345
                     Thereafter                              5,399,132
                                                       ----------------

                                                           $10,334,143
                                                       ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


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

         In November 1999, the Partnership entered into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and, affiliates of the general partners, to hold one restaurant property. As of December 31, 2000, the Partnership had acquired a 34 percent interest in the profits and losses of the joint venture.

         In August 2000, the Partnership used a portion of the net sales proceeds from sale of its properties to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., ("CNL IX") a Florida limited partnership, and an affiliate of the general partners. The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of December 31, 2000, the Partnership owned a 66% interest in this property.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:


                                                                               2000                 1999
                                                                          ----------------     ---------------
                  Land and buildings on operating
                      leases, less accumulated
                      depreciation                                            $ 8,714,670          $7,467,574
                  Net investment in direct financing
                      lease                                                     1,280,255           1,300,856
                  Cash                                                            117,189              74,120
                  Receivables, less allowance for
                      doubtful accounts                                            28,510              39,740
                  Prepaid expenses                                                    566               1,264
                  Accrued rental income                                           247,527             194,666
                  Liabilities                                                      80,916              47,270
                  Partners' capital                                            10,307,801           9,030,950
                  Revenues                                                      1,128,453           1,039,787
                  Net income                                                      903,843             855,805

         The Partnership recognized income totaling $319,184, $276,012, and $276,721 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

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

         In addition, in connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the property and is being




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Mortgage Notes Receivable - Continued:
         -------------------------------------

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

         The mortgage  notes  receivable  consisted of the following at December
31:

                                            2000                 1999
                                       ----------------     ----------------

        Principal balance                  $ 1,412,064           $1,460,765
        Accrued interest receivable             12,372               12,806
                                       ----------------     ----------------

                                           $ 1,424,436           $1,473,571
                                       ================     ================

         The General Partners believe that the estimated fair value of mortgage notes receivable at December 31, 2000 and 1999, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the General Partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the General Partners; provided, however, that the one percent of net cash flow to be distributed to the General Partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         10% Preferred Return, plus the return of their adjusted capital contributions. The General Partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the General Partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; thereafter, 95 percent to the limited partners and five percent to the General Partners.

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

         Effective January 1, 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the General Partners in succeeding years. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.


         During  each of the  years  ended  December  31,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $3,150,004. During the year ended December 31, 1998, the Partnership declared distributions of $3,850,003. No distributions have been made to the General Partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                    2000             1999              1998
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes             $ 3,587,171       $2,810,064       $ 3,288,912

          Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                     (99,400 )       (113,202 )        (166,412 )

            Direct financing leases recorded as operating
               leases for tax reporting purposes                      171,457          166,924           177,946

            Allowance for doubtful accounts                            (5,305 )        (18,872 )           5,408

          Accrued rental income                                       (61,481 )        (91,099 )        (116,089 )

          Rents paid in advance                                        49,252          (38,955 )           9,293

          Gain or loss on sale of assets for tax
               reporting purposes in excess of (less than)
               gain or loss for financial reporting purposes         (597,936 )         38,341             3,170

          Capitalization (deduction) of transaction costs
               for tax reporting purposes                            (206,488 )        185,446            21,042

          Equity in earnings of unconsolidated joint
               ventures for tax reporting purposes in excess
               of equity in earnings of unconsolidated
          joint ventures for financial reporting purposes              14,929           21,563            15,563


          Minority interest in timing differences of
               consolidated joint venture                               1,113            1,292             1,443
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 2,853,312      $ 2,961,502       $ 3,240,276
                                                                ==============   ==============   ===============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions:
         --------------------------

         One of the individual General Partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc.. CNL Fund Advisors, Inc. (the "Advisor") was majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000, 1999, and 1998.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2000, 1999 and 1998.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
         --------------------------------------

         In July 2000, the Partnership reinvested the sales proceeds it received from the sale of the properties in Sun City, Florida and Bayonet Point, Florida in a Bennigan's property located in Deerfield, Illinois, at an approximate cost of $2,462,700 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership. For the year ended December 31, 2000, other income of the Partnership included $6,679 of such amounts. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $95,548, $118,104, and $96,202, for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                               2000                 1999
                                         -----------------    ------------------

 Due to Advisor and its Affiliates:
      Accounting and administrative
          services                              $   4,351             $  66,277
      Deferred, subordinated real
          estate disposition fee                   55,050                55,050
                                                              ------------------
                                         -----------------

                                                $  59,401             $ 121,327
                                         =================    ==================



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners), for each of the years ended December 31:


                                                  2000               1999                1998
                                             ---------------    ---------------     ---------------
         Golden Corral Corporation                 $694,735          $ 711,714           $ 728,641
         Carrols Corporation                        422,375            419,844             482,081
         Restaurant Management Services,
              Inc.                                      N/A            572,803             527,360

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                 2000                1999               1998
                                             --------------     ---------------    ----------------
         Burger King                              $882,922           $ 887,291           $ 961,542
         Golden Corral Family
             Steakhouse Restaurants                722,115             747,008             750,869
         Shoney's                                  363,946             599,081             603,304


         The information denoted by N/A indicates that for each period presented, the tenants and the chains did not represent more than ten percent of the Partnership's total rental and mortgage interest income.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:


             2000 Quarter               First            Second            Third             Fourth             Year
        ------------------------     -------------    -------------     -------------    ---------------    --------------
        Revenue (1)                      $857,005         $731,135          $855,989         $1,084,860        $3,528,989
        Net income                        657,317          568,458         1,336,592          1,024,804         3,587,171
        Net income per
            limited partner
            unit                         $  0.019         $  0.016          $  0.038           $  0.029          $  0.102

             1999 Quarter               First            Second            Third             Fourth             Year
        ------------------------     -------------    -------------     -------------    ---------------    --------------

        Revenue (1)                      $844,368         $864,637          $845,771          $ 945,893        $3,500,669
        Net income                        674,843          658,687           666,586            809,948         2,810,064
        Net income per
            limited partner
            unit                         $  0.019         $  0.019          $  0.019            $ 0.023          $  0.079


 (1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.



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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.



Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

          Title of Class                Name of Partner        Percent of Class
          --------------                ---------------        ----------------

 General Partnership Interests     James M. Seneff, Jr.                  45%
                                   Robert A. Bourne                      45%
                                   CNL Realty Corporation                10%
                                                                     --------
                                                                        100%
                                                                     ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.



Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower of cost or 90  percent  of       tive services:  $95,548
                                       the   prevailing    rate   at   which
                                       comparable services could have been
                                       obtained in the same geographic
                                       area. Affiliates of the General
                                       Partners from time to time incur
                                       certain operating expenses on behalf
                                       of the Partnership for which the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       are reinvested in a replacement
                                       Property,   no   such   real   estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales  proceeds  are
                                       distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated share of                  to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.


In addition, during 2000, the Partnership acquired a Bennigan's Property from CNL BB Corp., an affiliate of the General Partners, for an aggregate purchase price of approximately $2,462,700. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                   Report of Independent Certified Public Accountants

                   Balance Sheets at December 31, 2000 and 1999

                   Statements of Income for the years ended December 31, 2000, 1999, and 1998

                   Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                   Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                   Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                   Notes  to  Schedule   III  -  Real  Estate  and   Accumulated
                   Depreciation at December 31, 2000

                   Schedule IV - Mortgage Loans on Real Estate at December 31, 2000

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

                   (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                 CNL INCOME FUND VIII, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE, President


                                 By:      ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE


                                 By:      JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          -----------------------------------
                                          JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                                                                             Costs Capitalized
                                                                             Subsequent To
                                                    Initial Cost             Acquisition
                                          ------------------------        --------------------
                             Encum-                     Buildings and   Improve-      Carrying
                            brances         Land         Improvements    ments        Costs
                            ---------     ----------    ----------      ----------    ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant
      Deerfield, Illinois      -          $1,296,452    $             $1,156,526    $          -

    Burger King Restaurants:
      Brandon, Florida         -            478,467             -             -         -
      New City, New York       -            372,977             -       557,832         -
      Mansfield, Ohio          -            377,395             -       496,524         -
      Syracuse, New York       -            363,431             -       485,920         -
      New Philadelphia, Ohio   -            310,920             -       523,967         -
      Baseball City, Florida (g-            394,813             -             -         -

    Denny's Restaurant:
      Tiffin, Ohio             -            143,592       335,971             -         -

    Golden Corral Family
      Steakhouse Restaurants:
          College Station, Texa-            517,623             -       877,505         -
          Houston, Texas       -            663,999             -     1,129,910         -
          Beaumont, Texas      -            552,646             -       893,054         -
          Grand Prairie, Texas -            681,824             -       914,235         -

    Hardee's Restaurant:
      Jefferson, Ohio          -            150,587             -             -         -

    Jack in the Box Restaurants:
      Waco, Texas              -            412,942             -             -         -
      Mesa, Arizona            -            609,921             -             -         -

    KFC Restaurant:
      Norton Shores, Michigan  -            177,897             -             -         -

    Perkins Restaurant:
      Memphis, Tennessee       -            431,065             -             -         -

    Pizza Hut Restaurant:
      Hialeah, Florida         -            279,235       193,004             -         -


    Quincy's Family Steakhouse
      Restaurant:
          Statesville, North Ca-olina       257,225             -             -         -

    Shoney's Restaurants:
      Memphis, Tennessee       -            368,290       601,660             -         -
      North Fort Myers, Florida-            398,423             -             -         -

    Wendy's Old Fashioned
      Hamburger Restaurant:
          Midlothian, Virginia -            365,601             -       477,745         -
                                          ----------    ----------    ----------    ------

                                          $9,605,325    $1,130,635    $7,513,218    $   -
                                          ==========    ==========    ==========    ======

Property of Joint  Venture in Which
   the   Partnership   has   a  66%
   Interest  and  had  Invested  in
   Under an Operating Lease:

    Bakers Square Restaurant
      Libertyville, Illinois   -           $624,626      $830,023      $      -     $   -
                                          ==========    ==========    ==========    ======

Property of Joint  Venture in Which
   the  Partnership  has an  85.54%
   Interest  and  has  Invested  in
   Under an Operating Lease:

    Burger King Restaurant:
        Asheville, North Caroli-a          $438,695      $450,432      $      -     $   -
                                          ==========    ==========    ==========    ======

Properties  of  Joint   Venture  in
   Which  the   Partnership  has  a
   36.8%  Interest and has Invested
   in Under an Operating Leases:

    Burger King Restaurants:
        Columbus, Ohio         -           $345,696      $651,985      $      -     $   -
        San Antonio, Texas     -            350,479       623,615             -         -
        Pontiac, Michigan      -            277,192       982,200             -         -
        Raceland, Louisiana    -            174,019       986,879             -         -
        New Castle, Indiana    -            264,239       662,265             -         -
        Hastings, Minnesota    -            155,553       657,159             -         -
                                          ----------    ----------    ----------    ------

                                          $1,567,178    $4,564,103     $      -     $   -
                                          ==========    ==========    ==========    ======

Property of Joint  Venture in Which
   the  Partnership  has  a  12.46%
   Interest  and  has  Invested  in
   Under an Operating Lease:

    Golden Corral Family
        Steakhouse Restaurant:
            Middleburg Heights,-Ohio       $521,571      $      -      $      -     $   -
                                          ==========    ==========    ==========    ======

Property of Joint  Venture in Which
    the   Partnership   has  a  34%
    Interest  and has  Invested  in
    Under an Operating Lease:

      IHOP Restaurant
          Bossier City, Louisiana          $453,016      $866,192      $      -     $   -
                                          ==========    ==========    ==========    ======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurants:
        Brandon, Florida       -           $      -             -      $483,107     $   -
        Baseball City, Florida -g)                -             -       551,446         -

    Hardee's  Restaurants:
        Brunswick, Ohio        -            116,199       457,907             -         -
        Grafton, Ohio          -             66,092       411,798             -         -
        Jefferson, Ohio        -                  -       443,444             -         -
        Lexington, Ohio        -            124,707       433,264             -         -

    Jack in the Box Restaurants:
        Waco, Texas            -                  -             -       406,745         -
        Mesa, Arizona          -                  -       561,477             -         -

    KFC Restaurants:
        Grand Rapids, Michigan -            169,175       620,623             -         -
        Norton Shores, Michigan-                  -       509,228             -         -

    Perkins Restaurant:
        Memphis, Tennessee     -                  -             -       594,154         -

    Quincy's Family  Steakhouse
      Restaurant:
          Statesville,
             North Carolina    -                  -       705,444             -         -

    Shoney's Restaurants:
        North Fort Myers, Flori-a                 -       552,240             -         -
                                          ----------    ----------    ----------    ------

                                           $476,173     $4,695,425    $2,035,452    $   -
                                          ==========    ==========    ==========    ======

Property of Joint  Venture in Which
   the  Partnership  has  a  12.46%
   Interest  and  has  Invested  in
   Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
         Middleburg Heights, Oh-o          $      -     $1,357,288     $      -     $   -
                                          ==========    ==========    ==========    ======



                  Gross Amount at Which                                                  Life on Which
              Carried at Close of Period (c)                                             Depreciation in
     ----------------------------------------                   Date                     Latest Income
                   Buildings and                 Accumulated    of Con-      Date        Statement is
        Land       Improvements     Total        Depreciation   struction  Acquired      Computed
     -----------   -----------    -----------    ----------     -------    ---------     ----------





     $1,296,452    $1,156,526     $2,452,978       $16,063       2000       07/00           (b)


        478,467            (f)       478,467             -       1991       10/90           (d)
        372,977       557,832        930,809        59,571       1977       03/91           (i)
        377,395       496,524        873,919        53,024       1989       03/91           (i)
        363,431       485,920        849,351        51,892       1987       03/91           (i)
        310,920       523,967        834,887        55,955       1989       03/91           (i)
        394,813            (f)       394,813             -       1991       02/91           (d)


        143,592       335,971        479,563        86,400       1990       03/91           (h)



        517,623       877,505      1,395,128       301,317       1990       09/90           (b)
        663,999     1,129,910      1,793,909       377,049       1990       10/90           (b)
        552,646       893,054      1,445,700       314,893       1990       11/90           (b)
        681,824       914,235      1,596,059       313,177       1990       11/90           (b)


        150,587            (f)       150,587             -       1990       11/90           (d)


        412,942            (f)       412,942             -       1991       11/90           (d)
        609,921            (f)       609,921             -       1991       02/92           (d)


        177,897            (f)       177,897             -       1990       03/91           (d)


        431,065            (f)       431,065             -       1990       11/90           (d)


        279,235       193,004        472,239         1,608       2000       10/00




        257,225            (f)       257,225             -       1991       10/91           (d)


        368,290       601,660        969,950       188,300       1991       08/91           (b)
        398,423            (f)       398,423             -       1991       09/95           (d)



        365,601       477,745        843,346       154,624       1991       03/91           (b)
     -----------   -----------    -----------    ----------

     $9,605,325    $8,643,853     $18,249,178    $1,973,873
     ===========   ===========    ===========    ==========







       $624,626      $830,023     $1,454,649       $11,528
     ===========   ===========    ===========    ==========







       $438,695      $450,432       $889,127      $146,976       1986       03/91           (b)
     ===========   ===========    ===========    ==========







       $345,696      $651,985       $997,681      $201,311       1986       09/91           (b)
        350,479       623,615        974,094       192,552       1986       09/91           (b)
        277,192       982,200      1,259,392       303,271       1987       09/91           (b)
        174,019       986,879      1,160,898       304,716       1988       09/91           (b)
        264,239       662,265        926,504       204,486       1988       09/91           (b)
        155,553       657,159        812,712       202,910       1990       09/91           (b)
     -----------   -----------    -----------    ----------

     $1,567,178    $4,564,103     $6,131,281     $1,409,246
     ===========   ===========    ===========    ==========








       $521,571            (f)      $521,571     $       -       1995       05/96           (d)
     ===========                  ===========    ==========







       $453,016      $866,192     $1,319,208       $33,416       1998       11/99           (b)
     ===========   ===========    ===========    ==========






       $      -            (f)            (f)           (d)      1991       10/90           (d)
              -            (f)            (f)           (d)      1991       02/91           (d)


             (f)           (f)            (f)           (e)      1990       11/90           (e)
             (f)           (f)            (f)           (e)      1990       11/90           (e)
              -            (f)            (f)           (d)      1990       11/90           (d)
             (f)           (f)            (f)           (e)      1990       11/90           (e)


              -            (f)            (f)           (d)      1991       11/90           (d)
              -            (f)            (f)           (d)      1991       02/92           (d)


             (f)           (f)            (f)           (e)      1990       02/91           (e)
              -            (f)            (f)           (d)      1990       03/91           (d)


              -            (f)            (f)           (d)      1990       11/90           (d)




              -            (f)            (f)           (d)      1991       10/91           (d)


              -            (f)            (f)           (d)      1991       09/95           (d)
     -----------

      $       -
     ===========








      $       -            (f)            (f)           (d)      1995       05/96           (d)
     ===========






                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


 (a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                 $ 15,398,766        $  1,438,534
                 Reclassified to operating lease                               2,064,243                  --
                 Dispositions                                                     (8,221 )                --
                 Depreciation expense                                                 --             246,976
                                                                         ----------------   -------------------

                 Balance, December 31, 1998                                   17,454,788           1,685,510
                 Depreciation expense                                                 --             300,188
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   17,454,788           1,985,698
                 Dispositions                                                 (2,130,827 )          (315,177 )
                 Acquisitions                                                  2,925,217                  --
                 Depreciation expense                                                 --             303,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 18,249,178        $  1,973,873
                                                                         ================   =================

             Property of Joint  Venture in Which the  Partnership
               has an 85.54% Interest and has Invested in Under an Operating Lease:

                 Balance, December 1997                                          889,127             101,934
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      889,127             116,948
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      889,127             131,962
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   889,127         $   146,976
                                                                         ================   =================

             Property of Joint  Venture in Which the  Partnership
               has a 66% Interest and has Invested in Under an Operating Lease

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   1,454,649                  --
                 Depreciation expense                                                 --              11,528
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,454,649         $    11,528
                                                                         ================   =================


                    CNL INCOME FUND VIII, LTD.
                 (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                     DEPRECIATION - CONTINUED

                        December 31, 2000


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property of Joint Venture in Which the Partnership has
               36.8% Interest and has Invested in Under Operating

               Leases:

                 Balance, December 31, 1997                                 $  6,131,281         $   952,835
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    6,131,281           1,104,972
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    6,131,281           1,257,109
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  6,131,281        $  1,409,246
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 34% Interest and has Invested in Under an Operating Lease

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisition                                                   1,319,208                  --
                 Depreciation expense                                                 --               4,542
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,319,208               4,542
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31. 2000                                 $  1,319,208         $    33,416
                                                                         ================   =================

             Property of Joint  Venture in Which the  Partnership
               has a 12.46% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                  $   521,571            $     --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      521,571                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      521,571                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   521,571            $     --
                                                                         ================   =================



 (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                    CNL INCOME FUND VIII, LTD.
                 (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                     DEPRECIATION - CONTINUED

                        December 31, 2000


(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $24,980,921 and $11,672,122, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                    CNL INCOME FUND VIII, LTD.
                 (A Florida Limited Partnership)

           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                        December 31, 2000

                                                                                                                       Principal
                                                                                                                         Amount
                                                                                                                        of Loans
                                                                                                                       Subject to
                                                                                                     Carrying          Delinquent
                                  Final             Periodic                         Face           Amount of         Principal or
                   Interest      Maturity           Payment         Prior          Amount of        Mortgages         Description
                     Rate          Date              Terms          Liens          Mortgages           (1)              Interest
                   --------- -----------------     -----------    -----------    --------------    -------------     ---------------
Church's
Jacksonville, FL
First Mortgage      10.00%    December 2005           (2)              $  --         $ 240,000        $ 233,710              $   --

Church's
Jacksonville, FL
First Mortgage      10.00%    December 2005           (3)                 --           220,000          214,234                  --

Ponderosa
Orlando, FL
First Mortgage      10.75%     October 2011           (4)                 --         1,388,568          976,492                  --
                                                                  -----------    --------------    -------------     ---------------

                                                                       $  --       $ 1,848,568      $ 1,424,436             $    --
                                                                  ===========    ==============    =============     ===============

 (1)     The tax carrying value of the notes is $1,412,063.

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

 (5)     The changes in the carrying amounts are summarized as follows:


                                          2000           1999            1998
                                      -------------  -------------   --------------
     Balance at beginning of
          period                        $1,473,571     $1,811,726       $1,853,386

     Interest earned                       150,897        162,182          191,738

     Collection of principal and
          interest                        (200,032 )     (500,337 )       (233,398 )
                                      -------------  -------------   --------------

     Balance at end of period           $1,424,436     $1,473,571       $1,811,726
                                      =============  =============   ==============

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