Form 10-Q
period 2001-03-31
CNL INCOME FUND VIII LTD
filed 2001-05-14
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-19139
                     --------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2963338
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements           5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations              8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        11

Part II.

     Other Information                                                12-13

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,               December 31,
                                                                                  2001                     2000
                                                                           -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,051,793 and $1,973,873,
       respectively                                                              $ 16,197,385             $ 16,275,305
   Net investment in direct financing leases                                        6,391,437                6,439,056
   Investment in joint ventures                                                     4,056,821                4,075,551
   Mortgage notes receivable                                                        1,411,312                1,424,436
   Cash and cash equivalents                                                        1,567,598                1,226,635
   Certificate of deposit                                                             363,814                  461,394
   Receivables, less allowance for doubtful accounts
       of $2,796 and $459, respectively                                                41,327                  105,075
   Due from related party                                                                  --                   30,010
   Prepaid expenses                                                                     7,417                   26,288
   Accrued rental income                                                            1,504,199                1,710,973
   Other assets                                                                        52,671                   52,671
                                                                           -------------------      -------------------

                                                                                 $ 31,593,981             $ 31,827,394
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   61,006               $   34,293
   Accrued and escrowed real estate taxes payable                                      29,155                   12,501
   Distributions payable                                                              787,501                  787,501
   Due to related parties                                                             144,690                   59,401
   Rents paid in advance                                                               92,205                   72,646
                                                                           -------------------      -------------------
       Total liabilities                                                            1,114,557                  966,342

   Commitment (Note 4)

   Minority interest                                                                  108,307                  108,518

   Partners' capital                                                               30,371,117               30,752,534
                                                                           -------------------      -------------------

                                                                                 $ 31,593,981             $ 31,827,394
                                                                           ===================      ===================

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2001               2000
                                                                              --------------    ---------------
Revenues:
    Rental income from operating leases                                           $ 502,285          $ 478,969
    Adjustments to accrued rental income                                           (211,921 )               --
    Earned income from direct financing leases                                      196,789            231,697
    Contingent rental income                                                            917             12,691
    Interest and other income                                                       113,255             69,734
                                                                              --------------    ---------------
                                                                                    601,325            793,091
                                                                              --------------    ---------------

Expenses:
    General operating and administrative                                            119,867             46,130
    Professional services                                                            16,158             24,078
    Real estate taxes                                                                13,825                 --
    State and other taxes                                                            51,658             17,478
    Depreciation                                                                     77,920             75,047
    Transaction costs                                                                    --             36,955
                                                                              --------------    ---------------
                                                                                    279,428            199,688
                                                                              --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures                                       321,897            593,403

Minority Interest in Income of Consolidated
    Joint Venture                                                                    (3,314 )           (3,365 )

Equity in Earnings of Unconsolidated Joint Ventures                                  87,501             67,279
                                                                              --------------    ---------------

Net Income                                                                        $ 406,084          $ 657,317
                                                                              ==============    ===============

Allocation of Net Income:
    General partners                                                                 $   --             $   --
    Limited partners                                                                406,084            657,317
                                                                              --------------    ---------------

                                                                                  $ 406,084          $ 657,317
                                                                              ==============    ===============

Net Income Per Limited Partner Unit                                               $   0.012          $   0.019
                                                                              ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                            35,000,000         35,000,000
                                                                              ==============    ===============
See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended               Year Ended
                                                                             March 31,                December 31,
                                                                                2001                      2000
                                                                         -------------------        -----------------

General partners:
    Beginning balance                                                           $   286,349               $  286,349
    Net income                                                                           --                       --
                                                                         -------------------        -----------------
                                                                                    286,349                  286,349
                                                                         -------------------        -----------------

Limited partners:
    Beginning balance                                                          $ 30,466,185             $ 30,029,018
    Net income                                                                      406,084                3,587,171
    Distributions ($0.023 and $0.09 per
       limited partner unit, respectively                                          (787,501 )             (3,150,004 )
                                                                         -------------------        -----------------
                                                                                 30,084,768               30,466,185
                                                                         -------------------        -----------------

Total partners' capital                                                        $ 30,371,117             $ 30,752,534
                                                                         ===================        =================
See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2001               2000
                                                                           ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,015,482          $ 939,577
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                    13,007             11,694
       Redemption of certificate of deposit                                       103,500                 --
                                                                           ---------------     --------------
          Net cash provided by investing activities                               116,507             11,694
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (787,501 )         (787,501 )
       Distributions to holder of minority interest                                (3,525 )           (3,240 )
                                                                           ---------------     --------------
          Net cash used in financing activities                                  (791,026 )         (790,741 )
                                                                           ---------------     --------------

Net Increase in Cash and Cash Equivalents                                         340,963            160,530

Cash and Cash Equivalents at Beginning of Quarter                               1,226,635          1,503,989
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                    $1,567,598         $1,664,519
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


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


  1.     Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its approximate 88 percent interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.


2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Investment in Joint Ventures:
     ----------------------------

         In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. This resulted in a loss to the joint venture of approximately $61,900 for financial reporting purposes. The property was originally contributed to Middleburg Joint Venture in May 1996 and had a total cost of approximately $1,878,860, excluding acquisition fees and miscellaneous acquisition expenses. The Partnership reinvested the net sales proceeds it received from the sale of the property in another joint venture arrangement, as described below.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.   Investment in Joint Ventures - Continued:
     ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                                           March 31,               December 31,
                                                                              2001                     2000
                                                                     -----------------------    -------------------

           Land and buildings on operating leases,
                less accumulated depreciation                                $    8,137,175           $  8,714,670
           Net investment in direct financing lease                                      --              1,280,255
           Cash                                                                   1,992,265                117,189
           Receivables                                                               65,400                 28,510
           Prepaid expenses                                                           1,870                    566
           Accrued rental income                                                     97,610                247,527
           Liabilities                                                               56,358                 80,916
           Partners' capital                                                     10,237,962             10,307,801
           Revenues                                                                 309,955              1,128,453
           Loss on sale of property                                                 (61,864 )                   --
           Net income                                                               190,596                901,843



         The Partnership recognized income totaling $87,501 and $67,279 for the quarters ended March 31, 2001 and 2000, respectively, from these joint ventures.

4.   Commitment:
     ----------

         In February 2001, the Partnership entered into an agreement with the tenant to sell its property in Statesville, North Carolina. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $117,700 of such accrued rental income related to the anticipated sale of this property. As of May 3, 2001, the sale had not occurred.

5.   Subsequent Event:
     ----------------

         In April 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $242,600 representing its 12.46% share of the

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


5.       Subsequent Event - Continued:
         ----------------------------

         liquidation proceeds of the joint venture. No gain or loss on the dissolution of the joint venture was recorded.

         In April 2001, the Partnership reinvested the net sales proceeds it received from the sale of the property of Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant property, at a total cost of approximately $2,092,500. The Partnership contributed approximately $209,300 and has an approximate ten percent interest in the profits and losses of the joint venture.

         The joint venture acquired the property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In connection therewith, the joint venture entered into a long term, triple-net lease with terms substantially the same as the Partnership's other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 35 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,015,482 and $939,577 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000, resulting in a loss to the joint venture of approximately $61,900 for financial reporting purposes. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $242,600 representing its 12.46% share of the liquidations proceeds of the joint venture. No gain or loss on the dissolution of the joint venture was recorded. In April 2001, the Partnership reinvested the net sales proceeds it received from the sale of the Property of Middleburg Joint Venture, as described above, in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant Property, at a total cost of approximately $2,092,500. The joint venture acquired the Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,931,412 invested in such short-term investments (including certificates of deposit of $363,814), as compared to $1,688,029 (including certificates of deposit of $461,394) at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to invest in an additional joint venture and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,114,557 at March 31, 2001, from $966,342 at December 31, 2000, primarily as a result of an increase in amounts due to related parties at March 31, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In February 2001, the Partnership entered into an agreement with the tenant to sell its Property in Statesville, North Carolina. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $117,700 of such accrued rental income related to the anticipated sale of this Property. As of May 3, 2001, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2001, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 26 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership and Woodway Joint Venture earned $487,153 and $710,666, respectively, in rental income from operating leases (net of adjustments of accrued rental income) and earned income from direct financing leases. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that in February 2001, the Partnership entered into an agreement with the tenant to sell its Property in Statesville, North Carolina. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $117,700 of such accrued rental income related to the anticipated sale of this Property. As of May 3, 2001, the sale had not occurred. In addition, the decrease in rental and earned income during the quarter ended March 31, 2001, was partially attributable to the fact that during the quarter ended March 31, 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership reversed approximately $93,700 in accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were written off during the quarter ended March 31, 2000. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Rental and earned income decreased by approximately $99,500 during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, partially due to the fact that during 2000, the Partnership sold four Properties. The decrease in rental and earned income was partially offset by an increase in rental and earned income of approximately $83,900, during the quarter ended March 31, 2001, as a result of the Partnership reinvesting a portion of these net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida.

         During the quarters ended March 31, 2001 and 2000, the Partnership also earned $113,255 and $69,734, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 2001, was primarily due to the fact that the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida which was sold in 2000.

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased nine Properties indirectly through joint venture arrangements (including one Property which was sold during 2001). In addition, during the quarter ended March 31, 2001, the Partnership owned and leased one additional Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $87,501 and $67,279, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures for the quarter ended March 31, 2001, was primarily due to the fact that in August 2000, the Partnership invested in a Property in Libertyville, Illinois, as tenants-in-common with CNL Income Fund IX, Ltd., a Florida limited partnership and affiliate of the General Partners.

         The increase in net income earned by these joint ventures during the quarter ended March 31, 2001 was partially offset by the fact that in March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, recognized a loss of approximately $61,900 for financial reporting purposes as a result of the sale of its Property in March 2001, as described above in "Capital Resources."

         Operating expenses, including depreciation expense, were $279,428 and $199,688 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         In addition, the increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact the Partnership incurred expenses such a real estate taxes relating to the Property in North Fort Myers, as a result of the tenant experiencing financial difficulties.

         The increase in operating expenses, during the quarter ended March 31, 2001, was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $36,955 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         No material changes in the Partnership's market risk occurred from December 31, 2000, through March 31, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.   Inapplicable.
              -----------------

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

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

                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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