Form 10-Q
period 2001-06-30
CNL INCOME FUND VIII LTD
filed 2001-08-09
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


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



                                                                                              Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                 1

                      Condensed Statements of Income                                           2

                      Condensed Statements of Partners' Capital                                3

                      Condensed Statements of Cash Flows                                       4

                      Notes to Condensed Financial Statements                                5-9

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  10-15

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                             15

Part II.

     Other Information                                                                      16-17





                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,               December 31,
                                                                                  2001                     2000
                                                                           -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,129,714 and $1,973,873,
       respectively                                                              $ 15,862,240             $ 16,275,305
   Net investment in direct financing leases, less
       allowance for loss on assets of $88,144 in 2001                              5,677,191                6,439,056
   Investment in joint ventures                                                     4,237,711                4,075,551
   Mortgage notes receivable                                                        1,397,835                1,424,436
   Cash and cash equivalents                                                        2,508,389                1,226,635
   Certificate of deposit                                                                  --                  461,394
   Receivables, less allowance for doubtful accounts
       of $51,676 and $459, respectively                                               38,653                  105,075
   Due from related party                                                                  --                   30,010
   Prepaid expenses                                                                    14,667                   26,288
   Accrued rental income                                                            1,495,174                1,710,973
   Other assets                                                                        52,671                   52,671
                                                                           -------------------      -------------------

                                                                                 $ 31,284,531             $ 31,827,394
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $    2,921               $   34,293
   Accrued and escrowed real estate taxes payable                                      22,429                   12,501
   Distributions payable                                                              787,501                  787,501
   Due to related parties                                                             128,266                   59,401
   Rents paid in advance                                                               58,538                   72,646
                                                                           -------------------      -------------------
       Total liabilities                                                              999,655                  966,342

   Minority interest                                                                  107,870                  108,518

   Partners' capital                                                               30,177,006               30,752,534
                                                                           -------------------      -------------------

                                                                                 $ 31,284,531             $ 31,827,394
                                                                           ===================      ===================
See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Six Months Ended
                                                                        June 30,                       June 30,
                                                                 2001              2000           2001           2000
                                                             -------------     -------------  -------------  -------------
Revenues:
    Rental income from operating leases                         $ 493,909         $ 509,526      $ 995,608      $ 988,495
    Adjustments to accrued rental income                               --          (123,370 )     (211,335 )     (123,370 )
    Earned income from direct financing leases                    164,754           214,789        361,543        446,486
    Contingent rental income                                       16,051             4,487         16,968         17,178
    Interest and other income                                      61,448            57,684        174,703        127,418
                                                             -------------     -------------  -------------  -------------
                                                                  736,162           663,116      1,337,487      1,456,207
                                                             -------------     -------------  -------------  -------------

Expenses:
    General operating and administrative                           75,937            45,997        195,804         92,127
    Professional services                                          11,995             4,361         28,153         28,439
    Real estate taxes                                               4,063             5,676         17,888          5,676
    State and other taxes                                              42               750         51,700         18,228
    Depreciation                                                   77,920            75,047        155,840        150,094
    Transaction costs                                                  --            30,846             --         67,801
                                                             -------------     -------------  -------------  -------------
                                                                  169,957           162,677        449,385        362,365
                                                             -------------     -------------  -------------  -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures, Gain on Sale of
    Assets, and Provision for Loss on Assets                      566,205           500,439        888,102      1,093,842

Minority Interest in Income of Consolidated
    Joint Venture                                                  (3,240 )          (3,256 )       (6,554 )       (6,621 )

Equity in Earnings of Unconsolidated Joint Ventures                90,268            71,275        177,769        138,554

Gain on Sale of Assets                                             28,301                --         28,301             --

Provision for Loss on Assets                                      (88,144 )              --        (88,144 )           --
                                                             -------------     -------------  -------------  -------------

Net Income                                                      $ 593,390         $ 568,458      $ 999,474     $1,225,775
                                                             =============     =============  =============  =============

Allocation of Net Income:
    General partners                                               $   --            $   --         $   --         $   --
    Limited partners                                              593,390           568,458        999,474      1,225,775
                                                             -------------     -------------  -------------  -------------

                                                                $ 593,390         $ 568,458      $ 999,474     $1,225,775
                                                             =============     =============  =============  =============

Net Income Per Limited Partner Unit                             $   0.017         $   0.016       $  0.029      $   0.035
                                                             =============     =============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          35,000,000        35,000,000     35,000,000     35,000,000
                                                             =============     =============  =============  =============
See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Six Months Ended                Year Ended
                                                                           June 30,                   December 31,
                                                                             2001                         2000
                                                                    ------------------------        -----------------

General partners:
    Beginning balance                                                          $    286,349               $  286,349
    Net income                                                                           --                       --
                                                                    ------------------------        -----------------
                                                                                    286,349                  286,349
                                                                    ------------------------        -----------------

Limited partners:
    Beginning balance                                                            30,466,185               30,029,018
    Net income                                                                      999,474                3,587,171
    Distributions ($0.045 and $0.09 per
       limited partner unit, respectively                                        (1,575,002 )             (3,150,004 )
                                                                    ------------------------        -----------------
                                                                                 29,890,657               30,466,185
                                                                    ------------------------        -----------------

Total partners' capital                                                       $  30,177,006             $ 30,752,534

                                                                    ========================        =================
See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2001                2000
                                                                               --------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $1,705,948          $1,718,106
                                                                               --------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                  877,000                  --
       Investment in joint ventures                                                 (443,490 )                --
       Return of capital from joint venture                                          236,740                  --
       Collections on mortgage notes receivable                                       26,366              23,703
       Redemption of certificates of deposit                                         461,394                  --
                                                                               --------------     ---------------
          Net cash provided by investing activities                                1,158,010              23,703
                                                                               --------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,575,002 )        (1,575,002 )
       Distributions to holder of minority interest                                   (7,202 )            (6,651 )
                                                                               --------------     ---------------
          Net cash used in financing activities                                   (1,582,204 )        (1,581,653 )
                                                                               --------------     ---------------

Net Increase in Cash and Cash Equivalents                                          1,281,754             160,156

Cash and Cash Equivalents at Beginning of Period                                   1,226,635           1,503,989
                                                                               --------------     ---------------

Cash and Cash Equivalents at End of Period                                        $2,508,389          $1,664,145
                                                                               ==============     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                   $ 787,501           $ 787,501
                                                                               ==============     ===============
See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

          In May 2001, the Partnership sold its property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300 for financial reporting purposes (see
          Note 4).

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

          In May 2001, the Partnership sold a property, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 3).

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

          At June 30, 2001, the Partnership established an allowance for impairment in carrying value in the amount of $88,144 for its property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this property. The allowance represented the difference between the carrying value of the net investment in the direct financing lease and the estimated net realizable value of the investment in the direct financing lease at June 30, 2001.

5.   Investment in Joint Ventures:
     ----------------------------

          In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded for financial reporting purposes in March 2001. The property was originally contributed to Middleburg Joint Venture in May 1996 and had a total cost of approximately $1,878,860, excluding acquisition fees and miscellaneous acquisition expenses. The
          Partnership dissolved the joint venture and did not recognize any gain/loss on the dissolution of the joint venture. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. The Partnership reinvested the proceeds received as a return of capital from
          Middleburg Joint Venture in another joint venture arrangement, as described below.

          In April 2001, the Partnership reinvested the amounts received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 6). As of June 30, 2001, the Partnership had contributed approximately $211,200 and has an approximate 10 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

          In June 2001, the Partnership reinvested a portion of the sales proceeds from the property in Statesville, North Carolina, described above, in an additional property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of June 30, 2001, the Partnership had contributed approximately $232,300 for a 17 percent interest in the property. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

          The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                                            June 30,               December 31,
                                                                              2001                     2000
                                                                     -----------------------    -------------------

           Land and buildings on operating leases,
                less accumulated depreciation                                $   11,960,379           $  8,714,670
           Net investment in direct financing lease                                 352,376              1,280,255
           Cash                                                                     100,118                117,189
           Receivables                                                               27,420                 28,510
           Prepaid expenses                                                           2,443                    566
           Accrued rental income                                                    220,534                247,527
           Liabilities                                                                4,352                 80,916
           Partners' capital                                                     12,658,918             10,307,801
           Revenues                                                                 666,928              1,128,453
           Loss on sale of property                                                 (61,864 )                   --
           Net income                                                               473,847                903,843



          The Partnership recognized income totaling $177,769 and $138,554 for the six months ended June 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $90,268 and $71,275 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.   Related Party Transactions:
     --------------------------

          During the six months ended June 30, 2001, the Partnership, CNL Income Fund X, Ltd., and CNL Income Fund XII, Ltd., through a joint venture agreement, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,112,011. CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., are Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy or Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the six months ended June 30, 2001, other income of the Partnership includes $1,189 of such amounts.

7.   Concentration of Credit Risk:
     ----------------------------

          The following schedule presents total rental, earned and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:


                                                                      2001                2000
                                                                -----------------    ---------------

                   Golden Corral Corporation                           $ 338,876          $ 322,543
                   Carrols Corporation                                   195,069            194,462
                   Burger King Corporation                               168,792                N/A




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


7.       Concentration of Credit Risk - Continued:
         ----------------------------------------

          In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                      2001                2000
                                                                -----------------    ---------------

                   Burger King                                         $ 430,778          $ 423,064
                   Golden Corral Family
                        Steakhouse Restaurants                           338,876            335,782
                   Shoney's                                                  N/A            297,793


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

8.   Subsequent Events:
     -----------------

         In July 2001, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Statesville, North Carolina in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 36 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,705,948 and $1,718,106 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001 was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described below in "Results of Operations".

         In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded for financial reporting purposes in March 2001. Middleburg Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss on the dissolution of the joint venture was recorded. As a result, the Partnership received approximately $242,600 as a return of capital for its pro-rata share of the net sales proceeds. In April 2001, the Partnership reinvested the net sales proceeds it received as a return of capital from Middleburg Joint Venture, in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant Property, at a total cost of approximately $2,112,000. The joint venture acquired the Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. As of June 30, 2001, the Partnership had contributed approximately $211,200 and had an approximate 10 percent interest in the profits and losses of the joint venture.

         In May 2001, the Partnership sold its Property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300 for financial reporting purposes. In June 2001, the Partnership reinvested a portion of these sales proceeds in an additional Property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of June 30, 2001, the Partnership had contributed approximately $232,300 for a 17 percent interest in the Property.

         In addition, in July 2001, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Statesville, North Carolina in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $2,508,389 invested in such short-term investments, as compared to $1,226,635 at December 31, 2000. The increase in cash and cash equivalents at June 30, 2001, as compared to December 31, 2000, was attributable to the Partnership receiving proceeds from the sale of the Property in Statesville, North Carolina, and receiving a return of capital from Middleburg Joint Venture, as described above. The increase was also attributable to the fact that the Partnership redeemed its certificates of deposit. The increase was partially offset by the fact that the Partnership used a portion of these proceeds to invest in CNL VIII, X, XII Kokomo Joint Venture and to acquire an interest in a Property in Walker, Louisiana, as described above. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2001 and 2000 ($787,501 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $999,655 at June 30, 2001, from $966,342 at December 31, 2000, primarily as a result of an increase in amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 2001, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 26 wholly owned Properties (including one Property sold during 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership and Woodway Joint Venture earned $1,145,816 and $1,311,611, respectively, in rental income from operating leases (net of adjustments of accrued rental income) and earned income from direct financing leases, $658,663 and $600,945 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was partially attributable to, and the increase in rental and earned income during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, was partially offset by, a decrease of approximately $99,300 and $198,800 during the quarter and six months ended June 30, 2001, respectively, in rental and earned income, due to the fact that the Partnership sold four Properties during 2000. The increase in rental and earned income during the quarter ended June 30, 2001 was partially attributable to, and the decrease in rental and earned income during the six months ended June 30, 2001, was partially offset by, an increase in rental and earned income of approximately $83,900 and $167,700, during the quarter and six months ended June 30, 2001, respectively, as a result of the Partnership reinvesting a portion of these net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida.

         The increase in rental and earned income during the quarter ended June 30, 2001 was partially attributable to, and the decrease in rental and earned income during the six months ended June 30, 2001, was partially offset by, the fact that during the quarter and six months ended June 30, 2000, the tenant of the Property in Statesville, North Carolina defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. As a result, the Partnership established an allowance for doubtful accounts of approximately $18,300 for past due rental amounts during the quarter and six months ended June 30, 2000. No such allowance was recorded for the quarter and six months ended June 30, 2001. In addition, the decrease in rental and earned income during the six months ended June 30, 2001, was primarily attributable to, and the increase in rental and earned income during the quarter ended June 30, 2001, was primarily offset by, the fact that during the six months ended June 30, 2001, the Partnership reversed accrued rental income of approximately $117,700 relating to the Property in Statesville, North Carolina, to adjust the carrying value of the Property to the estimated net realizable value of the Property based on an anticipated sales price. The Partnership sold this Property in May 2001, as describe above in "Capital Resources".

         In addition, the increase in rental and earned income during the quarter ended June 30, 2001, was partially offset by, and the decrease during the six months ended June 30, 2001, was partially attributable to, the fact that during the six months ended June 30, 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership established an allowance for doubtful accounts of approximately $33,600 and $36,400 for the quarter and six months ended June 30, 2001. No such allowance was recorded for the quarter and six months ended June 30, 2000. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. In addition, the Partnership reversed approximately $93,700 in accrued rental income relating to this Property during the six months ended June 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the six months ended June 30, 2000. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property.

         During the six months ended June 30, 2001 and 2000, the Partnership also earned $174,703 and $127,418, respectively, in interest and other income. The increase in interest and other income during the six months ended June 30, 2001 was primarily due to the fact that the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida which was sold in 2000.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased ten Properties indirectly through joint venture arrangements (including one Property which was sold during 2001). In addition, during the quarter ended March 31, 2001, the Partnership owned and leased two additional Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $177,769 and $138,554, respectively, attributable to net income earned by these unconsolidated joint ventures, $90,268 and $71,275 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Net income earned by unconsolidated joint ventures increased during the quarters and six months ended June 30, 2001, primarily due to the fact that in 2001 and 2000, the Partnership invested in a Property in Libertyville, Illinois, as tenants-in-common and in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, respectively.

         The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 2001 was partially offset by a decrease in rental and earned income as a result of the sale of the Middleburg Joint Venture Property in March 2001. In addition, in conjunction with the sale of the Property, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, recognized a loss of approximately $61,900 for financial reporting purposes as a result of the sale of its Property in March 2001, as described above in "Capital Resources".

         During the six months ended June 30, 2001, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Burger King Corporation and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental, earned and mortgage interest income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income during the six months ended June 30, 2001 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense, were $449,385 and $362,365 for the six months ended June 30, 2001 and 2000, respectively, of which $169,957 and $162,677 were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the six months ended June 30, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         In addition, the Partnership incurred real estate taxes during the quarter and six months ended June 30, 2001, relating to the Property in North Fort Myers. The tenant is still responsible for payment of real estate taxes under the terms of its lease. The Partnership will pursue collection of these real estate taxes and will recognize such amounts as income if collected.

         The increase in operating expenses, during the quarter and six months ended June 30, 2001, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $30,846 and $67,801, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the six months ended June 30, 2001.

         During the quarter and six months ended June 30, 2001, the Partnership sold its Property in Statesville, North Carolina and received net sales proceeds of approximately $877,000, resulting in a gain of approximately $28,300 for financial reporting purposes.

         During the quarter and six months ended June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $88,144 for financial reporting purposes relating to the Property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this Property. The allowance represented the difference between the carrying value of the Property and the estimated net realizable value of the Property at June 30, 2001.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         No material changes in the Partnership's market risk occurred from December 31, 2000, through June 30, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)