Form 10-Q
period 2001-09-30
CNL INCOME FUND VIII LTD
filed 2001-11-09
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                           CNL Income Fund VIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        59-2963338
------------------------------------           -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
------------------------------------           -------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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




                                                                       Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                          1

                      Condensed Statements of Income                    2

                      Condensed Statements of Partners' Capital         3

                      Condensed Statements of Cash Flows                4

                      Notes to Condensed Financial Statements           5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               9-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                       14

Part II.

     Other Information                                                  15-16

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                  September 30,             December 31,
                                                                       2001                     2000
                                                                -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, net                        $ 16,205,561             $ 16,275,305
   Net investment in direct financing leases                             5,208,244                6,439,056
   Investment in joint ventures                                          4,628,988                4,075,551
   Mortgage notes receivable                                               939,193                1,424,436
   Cash and cash equivalents                                             2,426,454                1,226,635
   Certificate of deposit                                                  108,749                  461,394
   Receivables, less allowance for doubtful accounts
       of $57,263 and $459, respectively                                    50,100                  105,075
   Due from related parties                                                    133                   30,010
   Prepaid expenses                                                         15,096                   26,288
   Accrued rental income                                                 1,494,666                1,710,973
   Other assets                                                             52,671                   52,671
                                                                -------------------      -------------------

                                                                      $ 31,129,855             $ 31,827,394
                                                                ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                     $    9,085               $   34,293
   Accrued and escrowed real estate taxes payable                           28,624                   12,501
   Distributions payable                                                   787,501                  787,501
   Due to related parties                                                  113,015                   59,401
   Rents paid in advance                                                    25,355                   72,646
                                                                -------------------      -------------------
       Total liabilities                                                   963,580                  966,342

   Minority interest                                                       107,431                  108,518

   Partners' capital                                                    30,058,844               30,752,534
                                                                -------------------      -------------------

                                                                      $ 31,129,855             $ 31,827,394
                                                                ===================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 2001              2000           2001           2000
                                                             -------------     -------------  -------------  -------------
Revenues:
    Rental income from operating leases                         $ 478,329         $ 481,549    $ 1,473,937     $1,470,044
    Adjustments to accrued rental income                               --                --       (211,335 )     (123,370 )
    Earned income from direct financing leases                    163,806           216,819        525,349        663,305
    Contingent rental income                                        5,129             6,153         22,097         23,331
    Interest and other income                                      61,696            79,421        236,399        206,839
                                                             -------------     -------------  -------------  -------------
                                                                  708,960           783,942      2,046,447      2,240,149
                                                             -------------     -------------  -------------  -------------

Expenses:
    General operating and administrative                           45,476            54,720        241,280        146,847
    Professional services                                          13,166                --         41,319         28,439
    Real estate taxes                                               3,074             2,032         20,962          7,708
    State and other taxes                                             119                --         51,819         18,228
    Depreciation                                                   82,355            75,338        238,195        225,432
    Transaction costs                                                  --                --             --         67,801
                                                             -------------     -------------  -------------  -------------
                                                                  144,190           132,090        593,575        494,455
                                                             -------------     -------------  -------------  -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures, Gain on Sale of
    Assets, and Provision for Loss on Assets                      564,770           651,852      1,452,872      1,745,694

Minority Interest in Income of Consolidated
    Joint Venture                                                  (3,246 )          (3,350 )       (9,800 )       (9,971 )

Equity in Earnings of Unconsolidated Joint Ventures               107,815            75,397        285,584        213,951

Gain on Sale of Assets                                                 --           612,693         28,301        612,693

Provision for Loss on Assets                                           --                --        (88,144 )           --
                                                             -------------     -------------  -------------  -------------

Net Income                                                      $ 669,339        $1,336,592    $ 1,668,813     $2,562,367
                                                             =============     =============  =============  =============

Allocation of Net Income:
    General partners                                               $   --            $   --         $   --         $   --
    Limited partners                                              669,339         1,336,592      1,668,813      2,562,367
                                                             -------------     -------------  -------------  -------------

                                                                $ 669,339        $1,336,592    $ 1,668,813     $2,562,367
                                                             =============     =============  =============  =============

Net Income Per Limited Partner Unit                             $   0.019         $   0.038       $  0.048      $   0.073
                                                             =============     =============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          35,000,000        35,000,000     35,000,000     35,000,000
                                                             =============     =============  =============  =============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                    Nine Months Ended                Year Ended
                                                      September 30,                 December 31,
                                                           2001                         2000
                                                 -------------------------        -----------------
General partners:
    Beginning balance                                        $    286,349               $  286,349
    Net income                                                         --                       --
                                                 -------------------------        -----------------
                                                                  286,349                  286,349
                                                 -------------------------        -----------------

Limited partners:
    Beginning balance                                          30,466,185               30,029,018
    Net income                                                  1,668,813                3,587,171
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively                      (2,362,503 )             (3,150,004 )
                                                 -------------------------        -----------------
                                                               29,772,495               30,466,185
                                                 -------------------------        -----------------

Total partners' capital                                     $  30,058,844             $ 30,752,534
                                                 =========================        =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    2001                2000
                                                                --------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                      $2,496,805          $2,411,275
                                                                --------------     ---------------

    Cash Flows from Investing Activities:
       Additions to assets on operating leases                             --          (2,452,976 )
       Proceeds from sale of assets                                   877,000           3,822,716
       Investment in joint ventures                                  (865,942 )          (960,068 )
       Liquidating distribution from joint venture                    236,740                  --
       Collections on mortgage notes receivable                       481,210              36,036
       Redemption of certificates of deposit                          347,396                  --
       Increase in restricted cash                                         --            (417,928 )
                                                                --------------     ---------------
          Net cash provided by investing activities                 1,076,404              27,780
                                                                --------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                           (2,362,503 )        (2,362,503 )
       Distributions to holder of minority interest                   (10,887 )            (9,966 )
                                                                --------------     ---------------
          Net cash used in financing activities                    (2,373,390 )        (2,372,469 )
                                                                --------------     ---------------

Net Increase in Cash and Cash Equivalents                           1,199,819              66,586

Cash and Cash Equivalents at Beginning of Period                    1,226,635           1,503,989
                                                                --------------     ---------------

Cash and Cash Equivalents at End of Period                         $2,426,454          $1,570,575
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at:

                                                September 30,          December 30,
                                                    2001                   2000
                                             --------------------   -------------------
       Minimum lease payments receivable            $  7,721,337          $ 10,334,143
       Estimated residual values                       1,838,111             2,152,532
       Less unearned income                           (4,351,204 )          (6,047,619 )
                                             --------------------   -------------------

       Net investment in direct financing
            leases                                  $  5,208,244          $  6,439,056
                                             ====================   ===================

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

     At June 30, 2001, the Partnership established a provision for impairment in carrying value in the amount of $88,144 for its property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this property. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the general partners' estimated net realizable value of the investment in the direct financing lease at June 30, 2001. During July 2001, this lease was terminated due to the fact that the tenant vacated the property and ceased restaurant operations. As a result, the Partnership reclassified the lease from direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified lease at the lower of original cost, present fair value, or present carrying amount. No loss on the termination of the direct financing leases was recorded for financial reporting purposes.

5.   Investment in Joint Ventures:
     ----------------------------

     In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture for financial reporting purposes in March 2001. The property was originally contributed to Middleburg Joint Venture in May 1996 and had a total cost of approximately $1,878,860, excluding acquisition fees and miscellaneous acquisition expenses. The Partnership dissolved the joint venture and did not recognize any gain/loss on the dissolution of the joint venture. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. The Partnership reinvested the proceeds received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, as described below.

     In April 2001, the Partnership reinvested the amounts received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 6). As of September 30, 2001, the Partnership had contributed approximately $211,200 and has an approximate 10 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.

     In June 2001, the Partnership reinvested a portion of the sales proceeds from the property in Statesville, North Carolina, described above, in an additional property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $232,300 for a 17 percent interest in the property. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

     In July 2001, the Partnership reinvested the remaining sales proceeds it received from the sale of the property in Statesville, North Carolina, in an additional property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $422,600 for a 19.30% interest in the profits and losses of the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with an affiliate.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                            September 30,             December 31,
                                                                 2001                     2000
                                                           --------------------    -------------------
           Land and buildings on operating leases, net          $   14,062,267           $  8,714,670
           Net investment in direct financing lease                    349,548              1,280,255
           Cash                                                         30,853                117,189
           Receivables                                                  16,349                 28,510
           Prepaid expenses                                                587                    566
           Accrued rental income                                       237,412                247,527
           Liabilities                                                   4,841                 80,916
           Partners' capital                                        14,692,175             10,307,801
           Revenues                                                  1,047,330              1,128,453
           Net income                                                  828,428                903,843

     The Partnership recognized income totaling $285,584 and $213,951 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $107,815 and $75,397 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

6.   Related Party Transactions:
     --------------------------

     During the nine months ended September 30, 2001, the Partnership, CNL Income Fund X, Ltd., and CNL Income Fund XII, Ltd., through a joint venture agreement, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,112,011. CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., are Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 37 Properties, including interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with an affiliate as tenants-in-common.

Capital Resources

        The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,496,805 and $2,411,275 for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in the Partnership's working capital.

        Other sources and uses of capital included the following during the nine months ended September 30, 2001.

        In March 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded for financial reporting purposes in March 2001. Middleburg Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss on the dissolution of the joint venture was recorded. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. In April 2001, the Partnership reinvested the net sales proceeds it received as a return of capital from Middleburg Joint Venture, in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant Property, at a total cost of approximately $2,112,000. The joint venture acquired the Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. As of September 30, 2001, the Partnership had contributed approximately $211,200 and had an approximate 10 percent interest in the profits and losses of the joint venture.

        In May 2001, the Partnership sold its Property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300 for financial reporting purposes. In June 2001, the Partnership reinvested a portion of these sales proceeds in an additional Property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $232,300 for a 17 percent interest in the Property.

        In addition, in July 2001, the Partnership reinvested the remaining net sales proceeds it received from the sale of the property in Statesville, North Carolina in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $422,600 for a 19.30% interest in the profits and losses of the Property.

        Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $2,426,454 invested in such short-term investments, as compared to $1,226,635 at December 31, 2000. The increase in cash and cash equivalents at September 30, 2001, as compared to December 31, 2000, was attributable to the Partnership receiving proceeds from the sale of the Property in Statesville, North Carolina, receiving a return of capital from Middleburg Joint Venture, as described above and collecting the outstanding balance of approximately $400,000 relating to two promissory notes. The increase was also attributable to the fact that the Partnership redeemed several certificates of deposit. The increase was partially offset by the fact that the Partnership used a portion of these proceeds to invest in CNL VIII, X, XII Kokomo Joint Venture and to acquire an interest in a Property in Walker, Louisiana, and an interest in a Property in Denver, Colorado, as tenants-in-common, with affiliates of the general partners, as described above. The funds remaining at September 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2001 and 2000 ($787,501 for each of the quarters ended September 30, 2001 and 2000). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, decreased to $963,580 at September 30, 2001, from $966,342 at December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 29 wholly owned Properties (including four Properties which were sold during 2000) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2001, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 26 wholly owned Properties (including one Property sold during 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership and Woodway Joint Venture earned $1,787,951 and $2,009,979, respectively, in rental income from operating leases (net of adjustments of accrued rental income) and earned income from direct financing leases, $642,135 and $698,368 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to a decrease of approximately $38,700 and $245,600 during the quarter and nine months ended September 30, 2001, respectively, in rental and earned income, due to the fact that the Partnership sold four Properties during 2000 and one during 2001. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, was partially offset by an increase in rental and earned income of approximately $36,800 and $204,500, during the quarter and nine months ended September 30, 2001, respectively, as a result of the Partnership reinvesting a portion of these net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida.

        The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, was partially due to the fact that the tenant of the Property in Statesville, North Carolina defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. As a result, the Partnership reversed previously accrued rental income of approximately $117,700 relating to the Property in Statesville, North Carolina. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership sold this Property in May 2001, as describe above in "Capital Resources."

        Rental and earned income decreased during the quarter and nine months ended September 30, 2001, by approximately $25,500 and $27,700, respectively, due to the fact that during the quarter and nine months ended September 30,
2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. Rental and earned income also decreased due to the fact that the Partnership established an allowance for doubtful accounts of approximately $5,300 and $41,700 for the quarter and nine months ended September 30, 2001 for past due amounts billed to the tenant prior to the tenant vacating the Property. No such allowance was recorded for the quarter and nine months ended September 30, 2000. The general partners will continue to pursue collection of past due rental amounts relating to this Property. In addition, rental and earned income decreased due to the fact that the Partnership reversed approximately $93,700 in previously accrued rental income relating to this Property during the nine months ended September 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the nine months ended September 30, 2000. In September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments will commence in December 2001.

        During the nine months ended September 30, 2001 and 2000, the Partnership also earned $236,399 and $206,839, respectively, in interest and other income. The increase in interest and other income during the nine months ended September 30, 2001 was primarily due to the fact that during 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida, which was sold in 2000.

        During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased nine Properties indirectly through joint venture arrangements (including one Property which was sold during 2001) and one Property with affiliates of the general partners as tenants-in-common. In addition, during the nine months ended September 30, 2001, the Partnership owned and leased one additional Property through a joint venture arrangement and two additional Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $285,584 and $213,951, respectively, attributable to net income earned by these unconsolidated joint ventures, $107,815 and $75,397 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Net income earned by unconsolidated joint ventures increased during the quarter and nine months ended September 30, 2001, primarily due to the fact that in August 2000, the Partnership acquired one Property, as tenants-in-common, and during 2001, the Partnership acquired two Properties, as tenants-in-common, and invested in a joint venture arrangement.

        The increase in net income earned by these joint ventures during the quarter and nine months ended September 30, 2001 was partially offset by a decrease in net income earned by these joint ventures as a result of the sale of the Property owned by Middleburg Joint Venture in March 2001. In addition, in conjunction with the sale of the Property, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, recognized a loss of approximately $61,900 for financial reporting purposes as a result of the sale of its Property in March 2001, as described above in "Capital Resources."

        Operating expenses, including depreciation expense, were $593,575 and $494,455 for the nine months ended September 30, 2001 and 2000, respectively, of which $144,090 and $132,090 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the nine months ended September 30, 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

        In addition, the Partnership incurred real estate taxes during the nine months ended September 30, 2001, relating to the Property in North Fort Myers, Florida, due to the tenant vacating the Property. The Partnership will pursue collection of these real estate taxes and will recognize such amounts as income if collected. The Partnership entered into a new lease with a new tenant for this Property. In accordance with the terms of the lease, the new tenant will be responsible for such expenses commencing December 2001; therefore, the Partnership does not expect to continue incurring these expenses.

        The increase in operating expenses, during the nine months ended September 30, 2001, was partially offset by the fact that during the nine months ended September 30, 2000 the Partnership incurred $67,801 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2001, the Partnership sold its Property in Statesville, North Carolina and received net sales proceeds of approximately $877,000, resulting in a gain of approximately $28,300 for financial reporting purposes.

        As a result of the sale of several Properties, the Partnership recorded total gains of approximately $612,700 for financial reporting purposes during the quarter and nine months ended September 30, 2000.

        During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $88,144 for financial reporting purposes relating to the Property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this Property. The provision represented the difference between the carrying value of the Property and the general partners' estimated net realizable value of the Property at September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        No material changes in the Partnership's market risk occurred from December 31, 2000, through September 30, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

              10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2001.


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