Form 10-K
period 2001-12-31
CNL INCOME FUND VIII LTD
filed 2002-03-29
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,975,000 and were used to acquire 38 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Ocoee, Florida and reinvested the majority of the net sales proceeds in a Property in North Fort Myers, Florida. Also, during the year ended December 31, 1995, the Partnership sold two Properties in Jacksonville, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Ocoee, Florida, in Middleburg Joint Venture, in which the Partnership is a co-venturer to purchase and hold one property in Middleburg Heights, Ohio. Also, during the year ended December 31, 1996, the Partnership sold its Property in Orlando, Florida. During 1998, the Partnership received a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In addition, during the year ended December 31, 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. During 1999, the Partnership reinvested the prepaid principal, along with the settlement received in the right of way taking, in Bossier Joint Venture, in which the Partnership is a co-venturer to purchase and hold one Property in Bossier City, Louisiana. During the year ended December 31, 2000, the Partnership sold four Properties one in each of Brooksville, Bayonet Point, Sun City, and Jacksonville, Florida; the Partnership reinvested a portion of the sales proceeds it received from the sales of the Properties in a Bennigan's Property located in Deerfield, Illinois and a Pizza Hut Property in Hialeah, Florida. In 2000, the Partnership also used a portion of the net sales proceeds from the sale of its Properties to acquire an interest in a Baker's Square Property in Libertyville, Illinois, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Property in Statesville, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property located in Walker, Louisiana and a Bennigan's Property located in Denver, Colorado, each held with affiliates of the General Partners, which are Florida limited partnerships, as separate tenants-in-common arrangements. In addition, during 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant, and the Partnership received a return of capital from the net sales proceeds. In April 2001, the Partnership reinvested the majority of the net sales proceeds received from Middleburg Joint Venture and entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with affiliates of the General Partners which are Florida limited partnerships, to purchase and hold one Property in Kokomo, Indiana, indirectly through a joint venture arrangement in which the Partnership is a co-venturer. As a result of the above transactions, as of December 31, 2001, the Partnership owned 37 Properties. The 37 Properties included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. In addition, in January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and the Property owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from 14 to 25 years (the average being 18 years), and expire between 2005 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 37 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, the Partnership reinvested the majority of the net sales proceeds received from the sale of the Property owned by Middleburg Joint Venture (as described above), a joint venture arrangement CNL VIII, X, XII Kokomo Joint Venture, with affiliates of the General Partners, which are Florida limited partnerships, to purchase and hold one Property. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         During 2001, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, in two Properties located in Walker, Louisiana and Denver, Colorado, each as separate tenants-in-common arrangements with affiliates of the General Partners and Florida limited partnerships. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         During 2000, the tenant of the Property in Palm Bay, Florida experienced financial difficulties and vacated the Property. In September 2001, the Partnership entered into a new lease for this Property, and rents commenced in December 2001. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. As of March 15, 2002, the Partnership has continued receiving a portion of the rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

Major Tenants

         During 2001, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental, earned and mortgage interest income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2002. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2001 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Woodway Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Asheville Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property; CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund IX, Ltd., affiliates of the General Partners, to purchase and hold six Properties; and Bossier City Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., affiliates of the General Partners, to purchase and hold one Property. In addition, in April 2001, the Partnership entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners', to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 87.68% interest in Woodway Joint Venture, an 85.54% interest in Asheville Joint Venture, a 36.8% interest in CNL Restaurant Investments II, a 34% interest in Bossier City Joint Venture, and a 10% interest in CNL VIII, X, XII Kokomo Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Woodway Joint Venture, Asheville Joint Venture and Bossier City Joint Venture each have an initial term of 20 years, and CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of Woodway Joint Venture, and shares management control equally with affiliates of the General Partners for Asheville Joint Venture, CNL Restaurant Investments II, Bossier City Joint Venture and CNL VIII, X, XII Kokomo Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Woodway Joint Venture, Asheville Joint Venture, CNL Restaurant Investments II, Bossier City Joint Venture and CNL VIII, X, XII Joint Venture is distributed 87.68%, 85.54%, 36.8%, 34% and 10%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition, to the above joint venture agreements, the Partnership entered into an agreement to hold a Property in Libertyville, Illinois, as tenants-in-common, with CNL Income Fund IX, Ltd., an affiliate of the General Partners. In addition in 2001, the Partnership entered into agreements to hold a Property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund XVI, Ltd.; and a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 66%, 17% and 19.3% interest in the Properties in Libertyville, Illinois; Walker, Louisiana; and Denver, Colorado, respectively.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the Property if the proceeds are reinvested in an additional Property.

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 37 Properties. Of the 37 Properties, 24 are owned by the Partnership in fee simple, ten are owned through joint venture arrangements, and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,400 to 128,528 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                 Number of Properties

               Arizona                                         1
               Colorado                                        1
               Florida                                         4
               Illinois                                        2
               Indiana                                         2
               Louisiana                                       3
               Michigan                                        3
               Minnesota                                       1
               New York                                        2
               North Carolina                                  1
               Ohio                                            8
               Tennessee                                       2
               Texas                                           6
               Virginia                                        1
                                                         --------------
               TOTAL PROPERTIES                               37
                                                         ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements), for federal income tax purposes was $24,018,253 and $15,459,570, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                      Number of Properties

                Baker's Square                                  1
                Bennigan's                                      2
                Burger King                                    13
                Denny's                                         1
                Golden Corral                                   5
                Hardee's                                        4
                IHOP                                            1
                Jack in the Box                                 3
                KFC                                             2
                Perkins                                         1
                Pizza Hut                                       1
                Shoney's                                        1
                Wendy's                                         1
                Other                                           1
                                                          --------------
                TOTAL PROPERTIES                               37
                                                          ==============

         The General Partners consider the Properties to be well maintained and sufficient for the Partnership's operations.

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

         At December 31, 2001, 2000, 1999, 1998 and 1997, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                   2001              2000              1999              1998               1997
                               -------------     -------------    ---------------    --------------    ---------------
Rental Revenues (1)             $ 3,364,048       $ 3,361,651        $ 3,527,515       $ 3,443,094         $3,467,720
Properties                               37                36                 37                36                 36
Average Rent per Property       $    90,920         $  93,379          $  95,338         $  95,642          $  96,326

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2002                             --                   $   --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             10                  874,666                  26.20%
              2006                              1                  117,158                   3.51%
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                              1                  142,910                   4.28%
              2010                              7                  698,305                  20.92%
              2011                              9                  750,624                  22.48%
              Thereafter                        9                  754,744                  22.61%
                                        ----------            -------------           -------------
              Totals                           37              $ 3,338,407                 100.00%
                                        ==========            =============           =============

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (four leases expiring in 2005 and one lease in 2016) and the average minimum base annual rent is approximately $176,000 (ranging from approximately $145,500 to $225,800).

         Carrols Corporation leases five Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $100,100 (ranging from approximately $83,000 to $111,700).


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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 3,414 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                             2001 (1)                               2000 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter              $0.80      $ 0.71        $ 0.75          (2)          (2)           (2)
         Second Quarter              0.95        0.72          0.80        $0.80       $ 0.70        $ 0.72
         Third Quarter               0.95        0.66          0.75         0.95         0.64          0.85
         Fourth Quarter              0.95        0.62          0.77         0.95         0.73          0.88

(1) A total of 551,448 and 176,000 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each year ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared to the limited partners at the close of each of the Partnership's calendar quarters during 2001 and 2000. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                        2001               2000              1999              1998               1997
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                       $3,371,578         $3,528,989        $3,500,669        $3,625,906         $3,619,489
    Net income (2)                      2,336,546          3,587,171         2,810,064         3,288,912          3,241,567
    Cash distributions
      declared (3)                      3,150,004          3,150,004         3,150,004         3,850,003          3,150,003
    Net income per Unit
      (2)                                   0.067              0.102             0.079             0.093              0.092
    Cash distributions
      declared per Unit (3)                 0.090              0.090             0.090             0.110              0.090

At December 31:
    Total assets                      $30,977,243        $31,827,394       $31,479,495       $32,071,119        $32,258,296
    Partners' capital                  29,939,076         30,752,534        30,315,367        30,655,307         31,216,398

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the year ended December 31, 2001 includes $299,479 from provision for write-down of assets. Net income for the year ended December 31, 2001, 2000 and 1998, includes $28,301, $612,693 and
         $108,176, respectively, from gain on sale of assets.

(3) Distributions for the year ended December 31, 1998, include two special distributions to the Limited Partners for a total of $700,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 37 Properties, either directly or indirectly through joint venture arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,196,595, $3,349,897, and $3,321,006, for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001, as compared to 2000, and the increase in cash from operations during 2000, as compared to 1999, were primarily a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         As of December 31, 1999, the Partnership had accepted three promissory notes in connection with the sale of three of its Properties. During the year ended December 31, 1999, the borrower relating to one of the promissory notes prepaid principal of $272,500, which was applied to the outstanding principal balance. During the year ended December 31, 2001, the borrower relating to the other two promissory notes prepaid principal of approximately $441,500 which represented the outstanding principal balance.

         In November 1999, the Partnership reinvested the right of way taking proceeds received in 1998 and the prepaid principal in a joint venture, Bossier City Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners. The joint venture was formed to purchase and hold one Property. The Partnership contributed a total of $448,531 to the joint venture and owns a 34% interest in its profits and losses.

         In July 2000, the Partnership sold its Properties in Brooksville, Bayonet Point and Sun City, Florida, to an unrelated third party for a total of approximately $3,465,100 and received net sales proceeds totaling approximately $3,402,700, resulting in a total gain of approximately $484,800. The transaction relating to the sale of the Properties in Sun City and Bayonet Point, Florida and the reinvestment of the net sales proceeds, was structured to qualify as a like kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In August 2000, the Partnership used a portion of the net sales proceeds from the sale of its 2000 properties to acquire an interest in a Baker's Square Property in Libertyville, Illinois, as tenants-in-common, with CNL Income Fund IX, Ltd., a Florida limited partnership, and an affiliate of the general partners. As of December 31, 2001, the Partnership owned a 66% interest in this Property.

         In September 2000, the Partnership sold its property in Jacksonville, Florida, for approximately $422,500 and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In October 2000, the Partnership reinvested the sales proceeds it received from the sale of its Property in Jacksonville, Florida in a Pizza Hut Property in Hialeah, Florida at an approximate cost of $472,300. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded in March 2001. Middleburg Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss on the dissolution of the joint venture was recorded. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. In April 2001, the Partnership reinvested the net sales proceeds it received as a return of capital from Middleburg Joint Venture, in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant Property, at a total cost of approximately $2,112,000. The joint venture acquired the Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. As of December 31, 2001, the Partnership had contributed approximately $211,200 and had an approximate 10% interest in the profits and losses of the joint venture.

         In May 2001, the Partnership sold its Property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300. In June 2001, the Partnership reinvested a portion of these sales proceeds in an additional Property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $232,300 for a 17% interest in the Property.

         In addition, in July 2001, the Partnership reinvested the remaining net sales proceeds it received from the sale of the property in Statesville, North Carolina in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $422,500 for a 19.30% interest in the Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $2,085,133 invested in such short-term investments as compared to $1,226,635 at December 31, 2000. As of December 31, 2001, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.6% annually. The funds remaining at December 31, 2001, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. As of March 15, 2002, the Partnership has continued receiving a portion of the rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004 for each of the years ended December 31, 2001, 2000 and 1999. This represents distributions of $0.09 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $20,432 and $4,351, respectively, to affiliates for such amounts as operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 2001, the Partnership had incurred $55,050 in real estate disposition fees due to an affiliate as a result of services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities of the Partnership, including distributions payable, decreased to $855,851 at December 31, 2001, from $906,941 at December 31, 2000. The decrease in other liabilities was primarily attributable to a decrease in the rents paid in advance and the amounts that were accrued for transaction costs at December 31, 2001, as compared to December 31, 2000 relating to the proposed and terminated merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership and its consolidated joint venture owned and leased 28 wholly owned Properties. During 2000, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 30 wholly owned Properties (including four Properties which were sold during 2000). During 2001, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 26 wholly owned Properties (including one Property which was sold during 2001) to operators of fast-food and family-style restaurant chains. During 1999, the Partnership was a co-venturer in three joint ventures that owned and leased a total of eight Properties (including one Property which was sold during 2001). In addition, during 1999, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. During 2000, the Partnership also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common. In addition, during 2001, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property, and also owned and leased two additional Properties with affiliates of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 37 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint venture earned $2,637,096, $2,837,794, and $2,901,093, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was partially due to the fact that the Partnership sold one and four Properties, respectively, as discussed in "Capital Resources," resulting in a decrease in rental and earned income of approximately $272,600 and $187,300 during the years ended December 31, 2001 and 2000, respectively. The decrease in rental and earned income was partially offset by an increase in rental and earned income of approximately $204,800 and $130,600, during the years ended December 31, 2001 and 2000, respectively, as a result of the Partnership reinvesting a portion of the net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested a portion of the net sales proceeds, from the sale of a Property in 2001, in two Properties with affiliates of the General Partners, as two separate tenants-in-common arrangements.

         Rental and earned income decreased during the year ended December 31, 2001, as compared to the year ended December 31, 2000, by approximately $58,300 due to the fact that during the year ended December 31, 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership stopped recording rental and earned income relating to this Property. In September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in December 2001.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $85,987, $113,627, and $113,285, respectively, in contingent rental income. The decrease in contingent rental income for 2001, as compared to 2000, was primarily attributable to a decrease in gross sales for certain restaurant Properties requiring the payment of contingent rental income.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $390,505, $319,184, and $276,012, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001 and 2000, each as compared to the previous year, was primarily due to the fact that the Partnership invested in 1999 in a Joint Venture, in 2000 in a Property as tenants-in-common with affiliates of the General Partners, and in 2001 in a Joint Venture and in a Property, as tenants-in-common, with affiliates of the General Partners, as described in "Capital Resources." The increase in net income earned by these joint ventures during the year ended December 31, 2001 was partially offset by a decrease in net income earned by these joint ventures as a result of the sale of the Property owned by Middleburg Joint Venture in March 2001. In addition, in conjunction with the sale of the Property, Middleburg Joint Venture, recognized a loss of approximately $61,900 in March 2001, as described above in "Capital Resources."

         During the year ended December 31, 2001, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2002. In addition, during the year ended December 31, 2001, two Restaurant Chains, Golden Corral and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In 2002, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $270,989, $271,702, and $223,683, respectively, in interest and other income. The increase in interest and other income during 2000, as compared to 1999, was due to interest earned on the net sales proceeds received from the sale of Properties described above, pending reinvestment in additional Properties, as described above in "Capital Resources." The increase in interest and other income during 2000, as compared to 1999, was partially offset by a reduction in interest income as a result of the prepayment of principal on a mortgage note of $272,500 during 1999, as described above in "Capital Resources."

         Operating expenses, including depreciation expense and provisions for write-down of assets, were $1,063,333, $554,511, and $690,605, for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets in the amount of $181,815, including $93,671 in previously accrued rental income, relating to the Property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this Property. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income and the General Partners' estimated net realizable value of the Property at December 31, 2001. In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $117,664 in previously accrued rental income relating to the property located in Statesville, North Carolina. The tenant of the Property defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the property. The Partnership sold this Property in May 2001, as described above in "Capital Resources."

         The increase in operating expenses during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially attributable to, and the decrease during the year ended December 31, 2000, as compared to the year ended December 31, 1999, was partially offset by, an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the year ended December 31, 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the fact the Partnership incurred certain expenses such as legal fees and maintenance relating to several Properties. In addition, the Partnership incurred real estate taxes during 2001, relating to the Property in North Fort Myers, Florida, due to the tenant vacating the Property. The Partnership ceased collection efforts of these real estate taxes. The Partnership entered into a new lease with a new tenant for this Property, and in accordance with the terms of the lease, the new tenant is responsible for such expenses commencing December 2001.

         The increase in operating expenses, during 2001, as compared to 2000, was partially offset by, and the decrease during 2000, as compared to 1999, was primarily attributable to, the fact that during 2000 and 1999 the Partnership incurred $32,424 and $185,446, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001.

         As a result of the sales of the Properties as described above in "Capital Resources," the Partnership recorded a total gain of $28,301 and $612,693 during the years ended December 31, 2001 and 2000. No Properties were sold during 1999.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

Interest Rate Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The principal amounts outstanding under the mortgage note totaled $917,857 at December 31, 2001. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2001 approximated the outstanding principal amounts.

         The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes would decline if interest rates rise.

         The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                    Mortgage Note
                                                      Fixed Rate
                                                  -------------------

                2002                                    $     55,609
                2003                                          61,890
                2004                                          68,881
                2005                                          76,662
                2006                                          85,321
                Thereafter                                   569,494
                                                  -------------------

                                                        $    917,857
                                                  ===================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition -- Interest Rate Risk.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                    Page

Report of Independent Certified Public Accountants                   18

Financial Statements:

     Balance Sheets                                                  19

     Statements of Income                                            20

     Statements of Partners' Capital                                 21

     Statements of Cash Flows                                     22-23

     Notes to Financial Statements                                24-41

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund VIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                       December 31,
                                                                               2001                     2000
                                                                        -------------------      -------------------
                             ASSETS

  Land and buildings on operating leases, less
       accumulated depreciation                                               $ 16,121,783             $ 16,275,305
  Net investment in direct financing leases                                      5,164,624                6,439,056
  Investment in joint ventures                                                   4,601,808                4,075,551
  Mortgage notes receivable                                                        926,080                1,424,436
  Cash and cash equivalents                                                      2,085,133                1,226,635
  Certificates of deposit                                                          378,889                  461,394
  Receivables, less allowance for doubtful accounts of
       $1,114 and $459, respectively                                                88,175                  105,075
  Due from related parties                                                          52,641                   30,010
  Accrued rental income                                                          1,488,236                1,710,973
  Other assets                                                                      69,874                   78,959
                                                                        -------------------      -------------------

                                                                              $ 30,977,243             $ 31,827,394
                                                                        ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $    5,600               $   34,293
  Escrowed real estate taxes payable                                                10,654                   12,501
  Distributions payable                                                            787,501                  787,501
  Due to related parties                                                            75,482                   59,401
  Rents paid in advance and security deposits                                       52,096                   72,646
                                                                        -------------------      -------------------
           Total liabilities                                                       931,333                  966,342

  Minority interest                                                                106,834                  108,518

  Partners' capital                                                             29,939,076               30,752,534
                                                                        -------------------      -------------------

                                                                              $ 30,977,243             $ 31,827,394
                                                                        ===================      ===================



                See accompanying notes to financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2001                2000               1999
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                             $  1,950,560       $ 1,976,318        $ 1,961,199
     Earned income from direct financing leases                           686,536           861,476            939,894
     Contingent rental income                                              85,987           113,627            113,285
     Interest and other income                                            270,989           271,702            223,683
                                                                ------------------   ---------------    ---------------
                                                                        2,994,072         3,223,123          3,238,061
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 293,533           175,678            150,176
     Professional services                                                 73,818            24,829             35,453
     Real estate taxes                                                     19,565                --                 --
     State and other taxes                                                 54,965            18,228             19,342
     Depreciation                                                         321,973           303,352            300,188
     Provision for write-down of assets                                   299,479                --                 --
     Transaction costs                                                         --            32,424            185,446
                                                                ------------------   ---------------    ---------------
                                                                        1,063,333           554,511            690,605
                                                                ------------------   ---------------    ---------------

Income Before Gain on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture
     and Equity in Earnings of Unconsolidated Joint
     Ventures                                                           1,930,739         2,668,612          2,547,456

Gain on Sale of Assets                                                     28,301           612,693                 --

Minority Interest in Income of Consolidated
     Joint Venture                                                        (12,999  )        (13,318  )         (13,404  )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             390,505           319,184            276,012
                                                                ------------------   ---------------    ---------------

Net Income                                                           $  2,336,546       $ 3,587,171        $ 2,810,064
                                                                ==================   ===============    ===============

Allocation of Net Income
     General Partners                                                    $     --           $    --          $  28,101
     Limited partners                                                   2,336,546         3,587,171          2,781,963
                                                                ------------------   ---------------    ---------------

                                                                     $  2,336,546       $ 3,587,171        $ 2,810,064
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                    $    0.067         $   0.102          $   0.079
                                                                ==================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                 35,000,000        35,000,000         35,000,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                                   Years Ended December 31, 2001, 2000, and 1999


                                  General Partners                                           Limited Partners
                             ---------------------------------    -------------------------------------------------------------
                                                    Accumulated                                               Accumulated
                               Contributions         Earnings         Contributions       Distributions         Earnings
                             ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1998         $     1,000        $   257,248       $  35,000,000      $ (26,184,644 )     $  25,596,703

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                --                 --                  --         (3,150,004 )                --
    Net income                              --             28,101                  --                 --           2,781,963
                             ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1999               1,000            285,349          35,000,000        (29,334,648 )        28,378,666

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                --                 --                  --         (3,150,004 )                --
    Net income                              --                 --                  --                 --           3,587,171
                             ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000               1,000            285,349          35,000,000        (32,484,652 )        31,965,837

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                --                 --                  --         (3,150,004 )                --
    Net income                              --                 --                  --                 --           2,336,546
                             ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001         $     1,000        $   285,349       $  35,000,000      $ (35,634,656 )     $  34,302,383
                             ==================   ================   =================   ================   =================



                See accompanying notes to financial statements.


-----------
  Syndication
     Costs            Total
 --------------   --------------

  $ (4,015,000 )    $30,655,307



            --       (3,150,004 )
            --        2,810,064
 --------------   --------------

    (4,015,000 )     30,315,367



            --       (3,150,004 )
            --        3,587,171
 --------------   --------------

    (4,015,000 )     30,752,534



            --       (3,150,004 )
            --        2,336,546
 --------------   --------------

  $ (4,015,000 )    $29,939,076
 ==============   ==============

                See accompanying notes to financial statements.





                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     2001                 2000                  1999
                                                                ----------------     ----------------       ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $  2,960,023         $  3,160,831          $  3,014,746
         Distributions from unconsolidated joint ventures               493,525              401,558               336,445
         Cash paid for expenses                                        (461,707 )           (437,972 )            (247,332 )
         Interest received                                              204,754              225,480               217,147
                                                                ----------------     ----------------       ---------------
             Net cash provided by operating activities                3,196,595            3,349,897             3,321,006
                                                                ----------------     ----------------       ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                       877,000            3,822,716                    --
         Additions to land and buildings on operating leases                 --           (2,925,217 )                  --
         Liquidating distribution from joint venture                    236,665                   --                    --
         Investment in joint venture                                   (865,942 )           (960,068 )            (448,000 )
         Collections on mortgage notes receivable                       494,206               48,701               335,154
         Investment in certificates of deposit                         (368,111 )           (450,000 )                  --
         Redemption of certificates of deposit                          452,772                   --                    --
                                                                ----------------     ----------------       ---------------
             Net cash provided by (used in) investing
                activities                                              826,590             (463,868 )            (112,846 )
                                                                ----------------     ----------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (3,150,004 )         (3,150,004 )          (3,500,004 )
         Distributions to holder of minority interest                   (14,683 )            (13,379 )             (13,425 )
                                                                ----------------     ----------------       ---------------
             Net cash used in financing activities                   (3,164,687 )         (3,163,383 )          (3,513,429 )
                                                                ----------------     ----------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    858,498             (277,354 )            (305,269 )

Cash and Cash Equivalents at Beginning of Year                        1,226,635            1,503,989             1,809,258
                                                                ----------------     ----------------       ---------------

Cash and Cash Equivalents at End of Year                           $  2,085,133         $  1,226,635          $  1,503,989
                                                                ================     ================       ===============

                See accompanying notes to financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                    $ 2,336,546        $ 3,587,171       $ 2,810,064
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               321,973            303,352           300,188
             Provision for write-down of assets                         299,479                 --                --
             Minority interest in income of
                consolidated joint venture                               12,999             13,318            13,404
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                          103,020             82,374            60,433
             Gain on sale of assets                                     (28,301 )         (612,693 )              --
             Decrease (increase) in receivables                          18,894             (3,581 )         (25,188 )
             Increase in due from related parties                       (22,631 )          (30,010 )              --
             Decrease in net investment in direct
                financing leases                                        181,500            171,457           166,924
             Increase in accrued rental income                             (960 )          (61,481 )         (91,099 )
             Decrease (increase) in other assets                          9,085            (10,803 )         (11,526 )
             Increase (decrease) in accounts payable,
                accrued expenses, and escrowed real
                estate taxes payable                                    (30,540 )          (76,533 )          91,231
             Increase (decrease) in due to related
                parties                                                  16,081            (61,926 )          45,530
             Increase (decrease) in rents paid in
                advance and security deposits                           (20,550 )           49,252           (38,955 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     860,049           (237,274 )         510,942
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                           $ 3,196,595        $ 3,349,897       $ 3,321,006
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                             $  787,501         $  787,501        $  787,501
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in Asheville Joint Venture; CNL Restaurant Investments II; Bossier City Joint Venture; and CNL VIII, X, XII Kokomo Joint Venture; and a property in Libertyville, Illinois; a property in Walker, Louisiana; and a property in Denver, Colorado for which each property is held with affiliates of the General Partners as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partner's capital or net income.

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

2.       Leases:
         ------

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases. Substantially all leases are for 14 to 25 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2001                   2000
                                                             --------------------   --------------------
                 Land                                               $  9,348,100           $  9,605,325
                 Buildings                                             9,069,529              8,643,853
                                                             --------------------   --------------------
                                                                      18,417,629             18,249,178

                 Less accumulated depreciation                        (2,295,846 )           (1,973,873 )
                                                             --------------------   --------------------

                                                                    $ 16,121,783           $ 16,275,305
                                                             ====================   ====================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In July 2000, the Partnership sold its properties in Brooksville, Bayonet Point and Sun City, Florida, for a total of approximately $3,465,100 and received net sales proceeds totaling approximately $3,402,700, resulting in a total gain of approximately $484,800.

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

         In September 2000, the Partnership sold its property in Jacksonville, Florida, for $422,506 and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900.

         In October 2000, the Partnership reinvested the sales proceeds it received from the sale of its property in Jacksonville, Florida in a Pizza Hut Property in Hialeah, Florida at an approximate cost of $472,300. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         In May 2001, the Partnership sold its property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300 (see Note 4).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                2002                                  $2,031,058
                2003                                   2,063,300
                2004                                   2,077,429
                2005                                   1,951,193
                2006                                   1,475,826
                Thereafter                             8,239,630
                                                 ----------------

                                                     $17,838,436
                                                 ================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                        2001                  2000
                                                   ----------------      ----------------
               Minimum lease payments
                    receivable                         $ 7,516,731          $ 10,334,143
               Estimated residual values                 1,838,111             2,152,532
               Less unearned income                     (4,190,218 )          (6,047,619 )
                                                   ----------------      ----------------

               Net investment in direct
                    financing leases                   $ 5,164,624           $ 6,439,056
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

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         At June 30, 2001, the Partnership established a provision for impairment in carrying value in the amount of $88,144 for its property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this property. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the general partners' estimated net realizable value of the investment in the direct financing lease at June 30, 2001. During July 2001, this lease was terminated due to the fact that the tenant vacated the property and ceased restaurant operations. As a result, the Partnership reclassified the lease from direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified lease at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                     2002                                      $ 831,145
                     2003                                        831,145
                     2004                                        831,145
                     2005                                        831,145
                     2006                                        857,472
                     Thereafter                                3,334,679
                                                         ----------------

                                                              $7,516,731
                                                         ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has an 85.54%, a 36.8%, and a 34% interest in the profits and losses of Asheville Joint Venture, CNL Restaurant Investments II, and Bossier City Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Asheville Joint Venture and Bossier City Joint Venture each owns and leases one property, and CNL Restaurant Investments

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         II owns and leases six properties, to an operator of national fast-food or family-style restaurants.

         In August 2000, the Partnership used a portion of the net sales proceeds from sale of its properties to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., ("CNL IX") a Florida limited partnership, and an affiliate of the general partners. The Partnership accounts for its investment using the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property. As of December 31, 2001, the Partnership owned a 66% interest in this property.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture in March 2001. The Partnership dissolved the joint venture and did not recognize any gain/loss on the dissolution of the joint venture. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. The Partnership reinvested the proceeds received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, as described below.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In April 2001, the Partnership reinvested the amounts received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 9). As of December 31, 2001, the Partnership had contributed approximately $211,200 for a 10% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         In June 2001, the Partnership reinvested a portion of the sales proceeds from the property in Statesville, North Carolina, described above, in an additional property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $232,300 for a 17% interest in the property. The Partnership accounts for its investment under the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         In July 2001, the Partnership reinvested the remaining sales proceeds it received from the sale of the property in Statesville, North Carolina, in an additional property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $422,500 for a 19.30% interest in the profits and losses of the property. The Partnership accounts for its investment in this property under the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                               2001                 2000
                                                                         -----------------     ---------------
                  Land and buildings on operating
                      leases, net                                             $13,562,341          $8,714,670
                  Net investment in direct financing
                      lease                                                            --           1,280,255
                  Cash                                                             38,224             117,189
                  Receivables                                                       9,601              28,510
                  Accrued rental income                                           145,174             247,527
                  Other assets                                                        796                 566
                  Liabilities                                                       4,452              80,916
                  Partners' capital                                            13,751,684          10,307,801
                  Revenues                                                      1,377,783           1,128,453
                  Net income                                                    1,071,726             903,843

         The Partnership recognized income totaling $390,505, $319,184, and $276,012, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:
         -------------------------

         As of December 31, 1996, the Partnership had accepted two promissory notes in the principal sum totalling $460,000 in connection with the sale of two of its properties in Jacksonville, Florida. The promissory notes, which are collateralized by mortgages on the properties, bear interest at a rate of 10% per annum, and are being collected in 119 equal monthly installments of $2,106 and $1,931, with balloon payments of $218,252 and $200,324, respectively, due in December 2005. During the year ended December 31, 2001, the borrower repaid principal in the amount of approximately $441,500 which represented the total outstanding principal balance for both notes.

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

                  Years Ended December 31, 2001, 2000, and 1999


6.       Mortgage Notes Receivable - Continued:
         -------------------------------------

         collected in 12 monthly installments of interest only, in 17 monthly installments of $15,413 consisting of principal and interest, and thereafter in 151 monthly installments of $12,633 consisting of principal and interest. During the year ended December 31, 1999, the borrower repaid principal in the amount of $272,500. This amount was applied to the outstanding principal balance.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                          2001                 2000
                                                     ----------------     ----------------
                 Principal balance                         $ 917,857          $ 1,412,064
                 Accrued interest receivable                   8,223               12,372
                                                     ----------------     ----------------

                                                           $ 926,080          $ 1,424,436
                                                     ================     ================

         The General Partners believe that the estimated fair value of mortgage notes receivable at December 31, 2001 and 2000, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the General Partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the General Partners; provided, however, that the one percent of net cash flow to be distributed to the General Partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The General Partners then received, to the extent previously subordinated and unpaid, a one percent

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 1, 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the General Partners in succeeding years. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999 the Partnership declared distributions to the limited partners of $3,150,004. No distributions have been made to the General Partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2001             2000              1999
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes               2,336,546      $ 3,587,171        $2,810,064

          Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                     (57,394 )        (99,400 )        (113,202 )

            Provision for write-down of assets                        299,479               --                --

            Direct financing leases recorded as operating
               leases for tax reporting purposes                      181,500          171,457           166,924

            Allowance for doubtful accounts                           211,991           (5,305 )         (18,872 )

          Accrued rental income                                      (212,295 )        (61,481 )         (91,099 )

          Rents paid in advance                                       (32,217 )         49,252           (38,955 )

          Gain or loss on sale of assets for tax
               reporting purposes in excess of (less than)
              gain or loss for financial reporting purposes            60,643         (597,936 )          38,341

          Capitalization (deduction) of transaction costs
             for tax reporting purposes                                    --         (206,488 )         185,446

          Equity in earnings of unconsolidated joint
               ventures for tax reporting purposes in excess
               of equity in earnings of unconsolidated
               joint ventures for financial reporting purposes         15,396           14,929            21,563

          Minority interest in timing differences of
               consolidated joint venture                                (481 )          1,113             1,292
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 2,803,168      $ 2,853,312       $ 2,961,502
                                                                ==============   ==============   ===============


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001, 2000, and 1999.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2001, 2000 and 1999.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         In April 2001, the Partnership, CNL Income Fund X, Ltd., and CNL Income Fund XII, Ltd., through a joint venture agreement, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, at an approximate cost of $2,112,000. CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., are Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $201,158, $95,548, and $118,104, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                       2001                 2000
                                                                 -----------------    ------------------
             Due to Advisor and its Affiliates:
                  Accounting and administrative
                      services                                          $   5,357             $   4,351
                  Deferred, subordinated real
                      estate disposition fee                               55,050                55,050
                  Other                                                    15,075                    --
                                                                 -----------------    ------------------

                                                                        $  75,482             $  59,401
                                                                 =================    ==================


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

                                                  2001               2000                1999
                                             ---------------    ---------------     ---------------
         Golden Corral Corporation                 $703,279           $694,735           $ 711,714
         Carrols Corporation                        421,048            422,375             419,844
         Restaurant Management Services,
              Inc.                                      N/A                N/A             572,803

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

                                                  2001               2000                1999
                                             ---------------    ---------------     ---------------
           Burger King                             $581,888           $882,922           $ 887,291
           Golden Corral Family
               Steakhouse Restaurants               680,395            722,115             747,008
           Shoney's                                     N/A            363,946             599,081

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

             2001 Quarter               First            Second            Third             Fourth             Year
        ------------------------     -------------    -------------     -------------    ---------------    --------------
        Revenue (1)                      $896,847         $823,190          $813,529          $ 838,012        $3,371,578
        Net income                        406,084          593,390           669,339            667,733         2,336,546
        Net income per
            limited partner
            unit                            0.012            0.017             0.019              0.019             0.067

             2000 Quarter               First            Second            Third             Fourth             Year
        ------------------------     -------------    -------------     -------------    ---------------    --------------

        Revenue (1)                      $857,005         $731,135          $855,989         $1,084,860        $3,528,989
        Net income                        657,317          568,458         1,336,592          1,024,804         3,587,171
        Net income per
            limited partner
            unit                         $  0.019         $  0.016          $  0.038           $  0.029          $  0.102

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

12.      Subsequent Event:
         ----------------

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Statesville, North Carolina and the proceeds received relating to its promissory notes, in a Denny's property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, has served as Chairman of the Board from 1994 to 2000, and has been Co-CEO since 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until February 1999 and served as President from February 1999 to September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF from January 1997 until his promotion. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $201,158
                                       prevailing rate at which comparable
                                       services could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates of the General Partners
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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


In April 2001, the Partnership, CNL Income Fund X, Ltd., and CNL Income Fund XII, Ltd., through a joint venture agreement, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, at an approximate cost of $2,112,000. CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., are Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  2001

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1998                                 $ 17,454,788        $  1,685,510
                 Depreciation expense                                                 --             300,188
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   17,454,788           1,985,698
                 Dispositions                                                 (2,130,827 )          (315,177 )
                 Acquisitions                                                  2,925,217                  --
                 Depreciation expense                                                 --             303,352
                                                                         ----------------   -------------------

                 Balance, December 31, 2000                                   18,249,178           1,973,873
                 Reclassified to operating lease(j)                              425,676                  --
                 Dispositions                                                   (257,225 )                --
                 Depreciation expense                                                 --             321,973
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $ 18,417,629        $  2,295,846
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has an 85.54%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   889,127         $   116,948
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      889,127             131,962
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      889,127             146,976
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   889,127         $   161,990
                                                                         ================   =================




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property in Which the Partnership has a 66% Interest
              and has Invested in Under an Operating Lease

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   1,454,649                  --
                 Depreciation expense                                                 --              11,528
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,454,649              11,528
                 Depreciation expense                                                 --              27,667
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,454,649         $    39,195
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
               36.8% Interest and has Invested in Under Operating
              Leases:

                 Balance, December 31, 1998                                 $  6,131,281        $  1,104,972
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    6,131,281           1,257,109
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    6,131,281           1,409,246
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  6,131,281        $  1,561,383
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 34% Interest and has Invested in Under an Operating Lease

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisition                                                   1,319,208                  --
                 Depreciation expense                                                 --               4,542
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,319,208               4,542
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31 2000                                     1,319,208              33,416
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,319,208         $    62,290
                                                                         ================   =================




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership has a 10%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition (k)                                               2,112,011                  --
                 Depreciation expense                                                 --              36,696
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,112,011         $    36,696
                                                                         ================   =================

            Property in Which the Partnership has a 17% Interest and has
              Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   1,366,405                  --
                 Depreciation expense                                                 --              14,354
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,366,405         $    14,354
                                                                         ================   =================

            Property in Which the Partnership has a 19.3% Interest and has
              Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   2,188,872                  --
                 Depreciation expense                                                 --              23,304
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,188,872         $    23,304
                                                                         ================   =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $24,018,253 and $15,549,570, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing lease; therefore, depreciation is not applicable.

(e) The lease for land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

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

(j) Effective July 16, 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of July 16, 2001, and depreciated over its remaining estimated life of approximately 24 years.

(k) During the year ended December 31, 2001, the Partnership and affiliates of the General Partners, as tenant-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $2,112,011.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2001

                                                                                                      Principal
                                                                                                        Amount
                                                                                                       of Loans
                                                                                                      Subject to
                                                                                        Carrying      Delinquent
                                              Final       Periodic         Face         Amount of     Principal or
                Interest     Maturity        Payment       Prior         Amount of     Mortgages      Description
                  Rate         Date           Terms        Liens         Mortgages        (1)          Interest
                ---------- ---------------  -----------  -----------   -------------- -------------  ---------------
Ponderosa
Orlando, FL
First Mortgage   10.75%    October 2011        (2)        $  --        $ 1,388,568     $ 926,080          $    --
                                                         ===========   ============== =============  ===============


(1)      The tax carrying value notes is $917,857.

(2) Monthly payments of $12,633 were consisting of principal and interest at an annual rate of 10.75%. During 1999, the Partnership received a prepaid principal payment from the borrower that was applied to the unpaid principal balance, reflected in the carrying amount of mortgage.

(3)      The changes in the carrying amounts are summarized as follows:

                                                     2001            2000            1999
                                                 -------------   -------------   --------------
                Balance at beginning of
                     period                        $1,424,436      $1,473,571       $1,811,726

                Interest earned                       131,931         150,897          162,182

                Collection of principal and
                     interest                        (630,287 )      (200,032 )       (500,337 )
                                                 -------------   -------------   --------------

                Balance at end of period            $ 926,080      $1,424,436       $1,473,571
                                                 =============   =============   ==============