Form 10-Q
period 2002-03-31
CNL INCOME FUND VIII LTD
filed 2002-05-15
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund VIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                       59-2963338
----------------------------------              -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
----------------------------------              -----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                                -----------------------------


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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,               December 31,
                                                                                  2002                     2001
                                                                           -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, net                                   $ 16,300,437             $ 15,726,970
   Net investment in direct financing leases                                        4,698,192                4,741,762
   Real estate held for sale                                                          904,744                  911,293
   Investment in joint ventures                                                     4,575,869                4,601,808
   Mortgage notes receivable                                                          912,611                  926,080
   Cash and cash equivalents                                                        1,562,431                2,085,133
   Certificate of deposit                                                             377,229                  378,889
   Receivables, less allowance for doubtful accounts
       of $2,061 and $1,114, respectively                                               8,508                   88,175
   Due from related parties                                                                --                   52,641
   Accrued rental income                                                            1,399,550                1,394,618
   Other assets                                                                        59,782                   69,874
                                                                           -------------------      -------------------

                                                                                 $ 30,799,353             $ 30,977,243
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                           $   24,885               $    5,600
   Real estate taxes payable                                                            9,741                   10,654
   Distributions payable                                                              787,501                  787,501
   Due to related parties                                                              72,966                   75,482
   Rents paid in advance and security deposits                                         25,772                   52,096
                                                                           -------------------      -------------------
       Total liabilities                                                              920,865                  931,333

   Commitment (Note 5)

   Minority interest                                                                  106,306                  106,834

   Partners' capital                                                               29,772,182               29,939,076
                                                                           -------------------      -------------------

                                                                                 $ 30,799,353             $ 30,977,243
                                                                           ===================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2002               2001
                                                                              --------------    ---------------
Revenues:
    Rental income from operating leases                                           $ 504,198          $ 491,824
    Earned income from direct financing leases                                      149,655            186,922
    Contingent rental income                                                          4,243                917
    Interest and other income                                                        27,916            113,255
                                                                              --------------    ---------------
                                                                                    686,012            792,918
                                                                              --------------    ---------------

Expenses:
    General operating and administrative                                             65,304            119,867
    Professional services                                                            20,079             16,158
    Real estate taxes                                                                    --             13,825
    State and other taxes                                                            30,446             51,658
    Depreciation                                                                     85,956             77,920
    Provision for write-down of assets                                                   --            211,335
                                                                              --------------    ---------------
                                                                                    201,785            490,763
                                                                              --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures                                       484,227            302,155

Minority Interest in Income of Consolidated
    Joint Venture                                                                    (3,142 )           (3,314 )

Equity in Earnings of Unconsolidated Joint Ventures                                 101,570             87,501
                                                                              --------------    ---------------

Income from Continuing Operations                                                   582,655            386,342

Discontinued Operations (Note 4):
    Income from discontinued operations, net                                         37,952             19,742
                                                                              --------------    ---------------

Net Income                                                                        $ 620,607          $ 406,084
                                                                              ==============    ===============

Income (Loss) Per Limited Partner Unit
    Continuing operations                                                         $   0.017          $   0.011
    Discontinued operations                                                           0.001              0.001
                                                                              --------------    ---------------

Total                                                                             $   0.018          $   0.012
                                                                              ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                            35,000,000         35,000,000
                                                                              ==============    ===============

See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Quarter Ended               Year Ended
                                                                             March 31,                December 31,
                                                                                2002                      2001
                                                                         -------------------        -----------------
General partners:
    Beginning balance                                                           $   286,349               $  286,349
    Net income                                                                           --                       --
                                                                         -------------------        -----------------
                                                                                    286,349                  286,349
                                                                         -------------------        -----------------

Limited partners:
    Beginning balance                                                            29,652,727               30,466,185
    Net income                                                                      620,607                2,336,546
    Distributions ($0.023 and $0.09 per
       limited partner unit, respectively                                          (787,501 )             (3,150,004 )
                                                                         -------------------        -----------------
                                                                                 29,485,833               29,652,727
                                                                         -------------------        -----------------

Total partners' capital                                                        $ 29,772,182             $ 29,939,076
                                                                         ===================        =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2002               2001
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 909,509         $1,015,482
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                                 (654,389 )               --
       Collections on mortgage notes receivable                                    13,349             13,007
       Redemption of certificate of deposit                                            --            103,500
                                                                           ---------------     --------------
              Net cash (used in) provided by investing
                  activities                                                     (641,040 )          116,507
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (787,501 )         (787,501 )
       Distributions to holder of minority interest                                (3,670 )           (3,525 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (791,171 )         (791,026 )
                                                                           ---------------     --------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                  (522,702 )          340,963

Cash and Cash Equivalents at Beginning of Quarter                               2,085,133          1,226,635
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                    $1,562,431         $1,567,598
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 787,501          $ 787,501
                                                                           ===============     ==============

            See accompanying notes to condensed financial statments.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


  1.     Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         The Partnership accounts for its approximate 88% interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Land and Buildings on Operating Leases:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

4.       Discontinued Operations:

         In March 2002, the Partnership entered into an agreement with the tenant to sell the property in Baseball City, Florida. As a result, the Partnership reclassified the assets relating to this property from direct financing leases, and from land and building on operating leases, to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. The Partnership stopped recording accrued rental income once the property was placed up for sale. In May 2002, the Partnership sold the Property (see Note 7). The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                             Quarter Ended March 31,
                                                            2002                2001
                                                       ----------------   -----------------
              Rental revenues                                $  38,332          $   19,742
              Expenses                                            (380 )                --
                                                       ----------------   -----------------
              Income from discontinued operations            $  37,952          $   19,742
                                                       ================   =================

5.       Commitment:

         In March 2002, the Partnership entered into an agreement with the tenant to sell its property in Baseball City, Florida. In May 2002, the Partnership sold the property and recognized a gain (see Note 7).

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


6.       Concentration of Credit Risk:

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                  2002               2001
                                             ---------------    ---------------

             Carrols Corporation                   $170,735           $ 97,534
             Golden Corral Corporation               99,875            164,450
             Burger King Corporation                 90,351                N/A

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                 2002               2001
                                              -------------    ---------------

            Burger King                            223,197            209,071
            Golden Corral Family Steakhouse
                Restaurants                        170,735            171,469

         The information denoted by N/A indicates that for the period presented, the tenant did not represent more than ten percent of the Partnership's total rental and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


7.       Subsequent Event:

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600 resulting in a gain of approximately $279,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $909,509 and $1,015,482 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. As of March 31, 2002, the Partnership has continued receiving a portion of the rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to the Property in Brandon, Florida, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to release or sell the Property in a timely manner.

         In March 2002, the Partnership entered into an agreement with the tenant to sell its property in Baseball City, Florida. In May 2002, the Partnership sold its Property and received net sales proceeds of approximately $1,184,600 resulting in a gain of approximately $279,800.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,562,431 invested in such short-term investments, as compared to $2,085,133 at December 31, 2001. The decrease in cash and cash equivalents at March 31, 2002, as compared to December 31, 2001, was primarily due to the fact that in January 2002, the Partnership invested in a Property in Ontario, Oregon, as described above. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $920,865 at March 31, 2002, from $931,333 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2002 and 2001, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 25 wholly owned Properties (including one Property which was sold during 2001, one Property acquired during 2002 and excluding one Property which was classified as real estate held for sale) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership and Woodway Joint Venture earned $653,853 and $678,746, respectively, in rental income from operating leases and earned income from direct financing leases.

         Rental and earned income decreased during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, due to the fact that during 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership stopped recording rental and earned income relating to this Property. The lease was terminated in July 2001. In September 2001, the
Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in December 2001. The Partnership re-leased this Property to the new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the lost revenues from the sale of the Property in Statesville, North Carolina. The decrease during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by an increase in rental and earned income during 2002, due to the fact that in January 2002, the Partnership reinvested in a Property in Ontario, Oregon, as described above in "Capital Resources."

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $27,916 and $113,255, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002, was primarily due to the fact that during the quarter ended March 31, 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida which was sold in 2000. The decrease in interest and other income during the quarter ended March 31, 2001, was also partially due to a reduction in interest income as a result of the prepayment of principal on two mortgage notes of approximately $441,500 during 2001.

         During the quarter ended March 31, 2001, the Partnership owned and leased nine Properties indirectly through joint venture arrangements (including one Property which was sold during 2001). In addition, during the quarter ended March 31, 2001, the Partnership owned and leased one additional Property with an affiliate of the general partners as tenants-in-common. During the quarter ended March 31, 2002, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and owned and leased three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $101,570 and $87,501, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures for the quarter ended March 31, 2002, was primarily due to the fact that in 2001, the Partnership invested in a joint venture, and in two Properties, each as a separate tenant-in-common arrangement, with Florida limited partnerships and affiliates of the general partners.

         During the quarter ended March 31, 2002, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Carrols Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income. In addition, during the quarter ended March 31, 2002, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $201,785 and $490,763 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses was attributable  to the fact that during the  quarter  ended  March 31,  2001,  the
Partnership recorded provisions for write-down of assets in the amounts of $93,671 and $117,664 in previously accrued rental income relating to the Properties in North Fort Myers, Florida, and Statesville, North Carolina, due to the fact that the tenants ceased operations and vacated the Properties. The provisions represented the difference between the carrying value of the Properties, including the accumulated accrued rental income, and the general partners' estimated fair value of the Properties at March 31, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future schedule rent increases as income evenly over the term of the lease in accordance with generally accepted accounting principles. No such provisions were recorded during the first quarter of 2002. The Partnership entered into a new lease with a new tenant, for the Property in North Fort Myers, Florida, as described above. The Property in Statesville, North Carolina was sold in May 2001. In addition, the decrease in operating expenses during the quarter ended March 31, 2002 was due to lower administrative expenses incurred for servicing the Partnership and its Properties. The decrease in operating expenses during the quarter ended March 31, 2002, was also partially due to a decrease in state taxes.

         In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact during the quarter ended March 31, 2001, the Partnership incurred expenses such as real estate taxes relating to the Property in North Fort Myers, as a result of the tenant vacating the Property. The
Partnership ceased collection efforts of these real estate taxes. The Partnership entered into a new lease with a new tenant for this Property, and in accordance with the terms of the lease, the new tenant is responsible for such expenses commencing December 2001.

         In March, 2002, the Partnership entered into an agreement with the tenant to sell the Property in Baseball City, Florida. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified the assets relating to this Property from direct financing leases, and from land and building on operating leases, to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, during the quarter ended March 31, 2002, the Partnership suspended the recording of accrued rental income upon placing the Property up for sale. The Partnership recognized net rental income, less Property related expenses, amounting to $37,952 and $19,742, during the quarters ended March 31, 2002 and 2001, respectively, relating to this Property. The amounts were reclassified to Discontinued Operations. In May 2002, the Partnership sold the Property and received net sales proceeds of $1,184,600 resulting in a gain of approximately $279,800, which will be recorded in the second quarter.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001, through March 31, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 2002.


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