Form 10-K/A
period 2001-12-31
CNL INCOME FUND VIII LTD
filed 2002-06-19
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None


The Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2001, is being amended to include, in Item 14(a) 2., Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001. Schedule III was inadvertently omitted at the time the Partnership filed its Form 10-K for the year ended December 31, 2001.



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



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of May, 2002.

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

     Signature                                  Title                                  Date


/s/ Robert A. Bourne            President,   Treasurer   and   Director             May 31, 2002
Robert A. Bourne                (Principal   Financial  and  Accounting
                                Officer)

/s/ James M. Seneff, Jr.        Chief  Executive  Officer and  Director             May 31, 2002
James M. Seneff, Jr.            (Principal Executive Officer)



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001


                                                                   Costs Capitalized
                                                                     Subsequent To      Net Cost Basis at Which
                                                  Initial Cost       Acquisition      Carried at Close of Period (c)
                                       ----------------------- -------------------------------------------------------
                           Encum-                  Buildings anImprove-    Carrying            Buildings and
                          brances         Land      Improvements ments     Costs     Land      Improvements  Total
                          ---------    ----------- ----------------------  ------  ----------  -----------------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant
      Deerfield, Illinois    -         $1,296,452           -  $1,156,526      -   $1,296,452  $1,156,526  $2,452,978

    Burger King Restaurants:
      Brandon, Florida       -            478,467           -          -       -     478,467          (f)     478,467
      New City, New York     -            372,977           -    557,832       -     372,977     557,832      930,809
      Mansfield, Ohio        -            377,395           -    496,524       -     377,395     496,524      873,919
      Syracuse, New York     -            363,431           -    485,920       -     363,431     485,920      849,351
      New Philadelphia, Ohio -            310,920           -    523,967       -     310,920     523,967      834,887
      Baseball City, Florida -g)          394,813           -          -       -     394,813          (f)     394,813

    Denny's Restaurant:
      Tiffin, Ohio           -            143,592     335,971          -       -     143,592     335,971      479,563

    Golden Corral Family
      Steakhouse Restaurants:
          College Station, Te-as          517,623           -    877,505       -     517,623     877,505    1,395,128
          Houston, Texas     -            663,999           -  1,129,910       -     663,999   1,129,910    1,793,909
          Beaumont, Texas    -            552,646           -    893,054       -     552,646     893,054    1,445,700
          Grand Prairie, Texa-            681,824           -    914,235       -     681,824     914,235    1,596,059

    Hardee's Restaurant:
      Jefferson, Ohio        -            150,587           -          -       -     150,587          (f)     150,587

    Jack in the Box Restaurants:
      Waco, Texas            -            412,942           -          -       -     412,942          (f)     412,942
      Mesa, Arizona          -            609,921           -          -       -     609,921          (f)     609,921

    KFC Restaurant:
      Norton Shores, Michigan-            177,897           -          -       -     177,897          (f)     177,897

    Perkins Restaurant:
      Memphis, Tennessee     -            431,065           -          -       -     431,065          (f)     431,065

    Pizza Hut Restaurant:
      Hialeah, Florida       -            279,235     193,004          -       -     279,235     193,004      472,239

    Shoney's Restaurants:
      Memphis, Tennessee     -            368,290     601,660          -       -     368,290     601,660      969,950


    Wendy's Old Fashioned
      Hamburger Restaurant:
          Midlothian, Virgini-            365,601           -    477,745       -     365,601     477,745      843,346

    Other:
      North Fort Myers, Flori-a           398,423     425,676          -       -     398,423     425,676      824,099
                                       ----------- ----------- ----------  ------  ----------  ----------  -----------

                                       $9,348,100  $1,556,311  $7,513,218      -   $9,348,100  $9,069,529  $18,417,629
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Properties of Joint Venture in Which
   the Partnership has a 85.54%
   Interest and has Invested in
   Under an Operating Leases:

    Burger King Restaurant:
        Asheville, North Caro-ina        $438,695    $450,432   $      -   $   -    $438,695    $450,432     $889,127
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Property in Which the Partner-
    ship has a 66% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    Bakers Square Restaurant
      Libertyville, Illinois -           $624,626    $830,023   $      -   $   -    $624,626    $830,023   $1,454,649
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Properties of Joint Venture in Which
   the Partnership has a 36.8%
   Interest and has Invested in
   Under an Operating Leases:

    Burger King Restaurants:
        Columbus, Ohio       -           $345,696    $651,985   $      -   $   -    $345,696    $651,985     $997,681
        San Antonio, Texas   -            350,479     623,615          -       -     350,479     623,615      974,094
        Pontiac, Michigan    -            277,192     982,200          -       -     277,192     982,200    1,259,392
        Raceland, Louisiana  -            174,019     986,879          -       -     174,019     986,879    1,160,898
        New Castle, Indiana  -            264,239     662,265          -       -     264,239     662,265      926,504
        Hastings, Minnesota  -            155,553     657,159          -       -     155,553     657,159      812,712
                                       ----------- ----------- ----------  ------  ----------  ----------  -----------

                                       $1,567,178  $4,564,103   $      -   $   -   $1,567,178  $4,564,103  $6,131,281
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Property of Joint Venture in Which
    the Partnership has a 34%
    Interest and has Invested in
    Under an Operating Lease:

      IHOP Restaurant
          Bossier City, Louisiana        $453,016    $866,192   $      -   $   -    $453,016    $866,192   $1,319,208
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Property of Joint Venture in Which
   the Partnership has a 10.00%
   Interest and has Invested in
   Under an Operating Lease:

    Golden Corral Family
           Steakhouse Restaurant:
            Kokomo, Indiana  -           $644,163  $1,467,848        $ -     $ -    $644,163   $1,467,848  $2,112,011
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Property in Which the Partner-
    ship has a 17.00% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    Jack in the Box Restaurants:
      Walker, Lousianna      -           $505,160    $861,245        $ -     $ -    $505,160    $861,245   $1,366,405
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Property in Which the Partner-
    ship has a 19.30% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    Bennigan's Restaurants:
      Denver, Colorado       -           $790,620  $1,398,252        $ -     $ -    $790,620   $1,398,252  $2,188,872
                                       =========== =========== ==========  ======  ==========  ==========  ===========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurants:
        Brandon, Florida     -           $      -           -   $483,107   $   -    $      -          (f)          (f)
        Baseball City, Florid- (g)              -           -    551,446       -           -          (f)          (f)

    Hardee's  Restaurants:
        Brunswick, Ohio      -            116,199     457,907          -       -          (f)         (f)          (f)
        Grafton, Ohio        -             66,092     411,798          -       -          (f)         (f)          (f)
        Jefferson, Ohio      -                  -     443,444          -       -           -          (f)          (f)
        Lexington, Ohio      -            124,707     433,264          -       -          (f)         (f)          (f)

    Jack in the Box Restaurants:
        Waco, Texas          -                  -           -    406,745       -           -          (f)          (f)
        Mesa, Arizona        -                  -     561,477          -       -           -          (f)          (f)

    KFC Restaurants:
        Grand Rapids, Michiga-            169,175     620,623          -       -          (f)         (f)          (f)
        Norton Shores, Michig-n                 -     509,228          -       -           -          (f)          (f)

    Perkins Restaurant:
        Memphis, Tennessee   -                  -           -    594,154       -           -          (f)          (f)
                                       ----------- ----------- ----------  ------  ----------

                                         $476,173  $3,437,741  $2,035,452  $   -   $       -
                                       =========== =========== ==========  ======  ==========







                                   Life on Which
                                   Depreciation in
              Date                 Latest Income
Accumulated  of Con-    Date       Statement is
Depreciation structionAcquired      Computed
------------ -------  ---------    ----------





    $54,614   2000     07/00          (b)


          -   1991     10/90          (d)
     84,221   1977     03/91          (i)
     74,965   1989     03/91          (i)
     73,364   1987     03/91          (i)
     79,108   1989     03/91          (i)
          -   1991     02/91          (d)


     98,742   1990     03/91          (h)



    330,567   1990     09/90          (b)
    414,713   1990     10/90          (b)
    344,662   1990     11/90          (b)
    343,652   1990     11/90          (b)


          -   1990     11/90          (d)


          -   1991     11/90          (d)
          -   1991     02/92          (d)


          -   1990     03/91          (d)


          -   1990     11/90          (d)


      8,042   2000     10/00          (b)


    208,356   1991     08/91          (b)




    170,548   1991     03/91          (b)


     10,292   1991     09/95          (j)
------------

 $2,295,846
============







   $161,990   1986     03/91          (b)
============








    $39,195  10/99      8/00          (b)
============







   $223,044   1986     09/91          (b)
    213,339   1986     09/91          (b)
    336,011   1987     09/91          (b)
    337,612   1988     09/91          (b)
    226,561   1988     09/91          (b)
    224,816   1990     09/91          (b)
------------

 $1,561,383
============







    $62,290   1998     11/99          (b)
============








    $36,696  12/00      4/01          (b)
============








    $14,354   6/01      6/01          (b)
============








    $23,304   7/01      7/01          (b)
============






         (d)  1991     10/90          (d)
         (d)  1991     02/91          (d)


         (e)  1990     11/90          (e)
         (e)  1990     11/90          (e)
         (d)  1990     11/90          (d)
         (e)  1990     11/90          (e)


         (d)  1991     11/90          (d)
         (d)  1991     02/92          (d)


         (e)  1990     02/91          (e)
         (d)  1990     03/91          (d)


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