Form 10-Q
period 2002-06-30
CNL INCOME FUND VIII LTD
filed 2002-08-14
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                       59-2963338
---------------------------------              ------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
---------------------------------              ------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                               (407) 540-2000
                                               ------------------------------


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




                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-9

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        14

Part II.

     Other Information                                                   15

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                               June 30,               December 31,
                                                                                 2002                     2001
                                                                          -------------------      -------------------
                              ASSETS

  Land and buildings on operating leases, net                                  $  17,353,668            $  15,726,970
  Net investment in direct financing leases                                        4,653,348                4,741,762
  Real estate held for sale                                                               --                  911,293
  Investment in joint ventures                                                     4,372,573                4,601,808
  Mortgage notes receivable                                                               --                  926,080
  Cash and cash equivalents                                                        2,697,872                2,085,133
  Certificate of deposit                                                             380,356                  378,889
  Restricted cash                                                                     29,479                       --
  Receivables, less allowance for doubtful accounts
      of $7,514 and $1,114, respectively                                               8,067                   88,175
  Due from related parties                                                             1,310                   52,641
  Accrued rental income                                                            1,397,138                1,394,618
  Other assets                                                                        80,382                   69,874
                                                                          -------------------      -------------------

                                                                               $  30,974,193            $  30,977,243
                                                                          ===================      ===================



                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $     4,678              $     5,600
  Real estate taxes payable                                                            8,474                   10,654
  Distributions payable                                                              787,501                  787,501
  Due to related parties                                                              72,045                   75,482
  Rents paid in advance and security deposits                                         40,493                   52,096
                                                                          -------------------      -------------------
      Total liabilities                                                              913,191                  931,333

  Commitment (Note 9)

  Minority interest                                                                  105,907                  106,834

  Partners' capital                                                               29,955,095               29,939,076
                                                                          -------------------      -------------------

                                                                               $  30,974,193            $  30,977,243
                                                                          ===================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                    Six Months Ended
                                                                         June 30,                          June 30,
                                                                 2002               2001             2002             2001
                                                             --------------    ---------------  ---------------  ---------------
Revenues:
    Rental income from operating leases                         $  476,024         $  486,912      $   983,983       $  979,653
    Earned income from direct financing leases                     146,359            154,994          296,014          341,916
    Interest and other income                                       23,912             61,448           51,827          174,703
                                                             --------------    ---------------  ---------------  ---------------
                                                                   646,295            703,354        1,331,824        1,496,272
                                                             --------------    ---------------  ---------------  ---------------

Expenses:
    General operating and administrative                            69,222             82,649          148,859          212,024
    Property expenses                                               11,173              9,346           16,919           29,821
    State and other taxes                                               --                 42           30,446           51,700
    Depreciation                                                    87,824             77,920          173,780          155,840
    Provision for write-down of assets                                  --             88,144               --          299,479
                                                             --------------    ---------------  ---------------  ---------------
                                                                   168,219            258,101          370,004          748,864
                                                             --------------    ---------------  ---------------  ---------------

Income Before Gain on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                       478,076            445,253          961,820          747,408

Gain on Sale of Assets                                                  --             28,301               --           28,301

Minority Interest in Income of Consolidated
    Joint Venture                                                   (6,382 )           (3,240 )         (6,382 )         (6,554 )

Equity in Earnings of Unconsolidated Joint Ventures                198,391             90,268          299,961          177,769
                                                             --------------    ---------------  ---------------  ---------------

Income from Continuing Operations                                  670,085            560,582        1,255,399          946,924
                                                             --------------    ---------------  ---------------  ---------------

Discontinued Operations (Note 6):
    Income from discontinued operations, net                        17,375             32,808           55,809           52,550
    Gain on disposal of discontinued operations, net               279,813                 --          279,813               --
                                                             --------------    ---------------  ---------------  ---------------
                                                                   297,188             32,808          335,622           52,550
                                                             --------------    ---------------  ---------------  ---------------

Net Income                                                      $  967,273         $  593,390     $  1,591,021       $  999,474
                                                             ==============    ===============  ===============  ===============

Income Per Limited Partner Unit
    Continuing operations                                        $    0.02          $    0.02       $     0.04        $    0.03
    Discontinued operations                                           0.01                 --             0.01               --
                                                             --------------    ---------------  ---------------  ---------------

Total                                                            $    0.03          $    0.02       $     0.05        $    0.03
                                                             ==============    ===============  ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                           35,000,000         35,000,000       35,000,000       35,000,000
                                                             ==============    ===============  ===============  ===============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended              Year Ended
                                                                             June 30,                 December 31,
                                                                               2002                       2001
                                                                        --------------------        -----------------
General partners:
    Beginning balance                                                         $     286,349             $    286,349
    Net income                                                                           --                       --
                                                                        --------------------        -----------------
                                                                                    286,349                  286,349
                                                                        --------------------        -----------------

Limited partners:
    Beginning balance                                                            29,652,727               30,466,185
    Net income                                                                    1,591,021                2,336,546
    Distributions ($0.045 and $0.09 per
       limited partner unit, respectively                                        (1,575,002 )             (3,150,004 )
                                                                        --------------------        -----------------
                                                                                 29,668,746               29,652,727
                                                                        --------------------        -----------------

Total partners' capital                                                      $   29,955,095            $  29,939,076
                                                                        ====================        =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                2002               2001
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 1,660,488        $ 1,705,948
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                               (1,800,478 )               --
       Proceeds from sale of assets                                             1,184,559            877,000
       Investment in joint ventures                                                (3,823 )         (443,490 )
       Return of capital from joint venture                                       265,926                 --
       Liquidating distribution from joint venture                                     --            236,740
       Collections on mortgage notes receivable                                   917,857             26,366
       Redemption of certificate of deposit                                            --            461,394
       Increase in restricted cash                                                (29,479 )               --
                                                                           ---------------     --------------
              Net cash provided by investing activities                           534,562          1,158,010
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,575,002 )       (1,575,002 )
       Distributions to holder of minority interest                                (7,309 )           (7,202 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (1,582,311 )       (1,582,204 )
                                                                           ---------------     --------------

Net Increase in Cash and Cash Equivalents                                         612,739          1,281,754

Cash and Cash Equivalents at Beginning of Period                                2,085,133          1,226,635
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                    $ 2,697,872        $ 2,508,389
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


  1.     Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal received in 2001 relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Baseball City, Florida (see note 6), in a Taco Cabana Property located in Denton, Texas, at an approximate cost of approximately $1,147,600.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 resulting in a gain of approximately $448,300. In addition in June 2002, this joint venture sold its property in Pontiac, Michigan to the tenant for a sales price of approximately $725,000 resulting in a loss of $189,800. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 7). As of June 30, 2002, the Partnership had received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In July 2002, the Partnership reinvested a portion of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with an affiliate of the general partners (see note
         10).

         In June 2002, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, entered into an agreement with an unrelated third party to sell the property in Libertyville, Illinois, in which the Partnership owns a 34% interest. CNL Income Fund IX, Ltd. is an affiliate of the general partners. As a result of the contract, the tenancy-in-common reclassified the assets relating to this property from land and building on operating leases, and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the Partnership and CNL Income Fund IX, Ltd. stopped recording depreciation and accrued rental income once the property was placed up for sale.

         The financial  results  relating to the  properties in Columbus,  Ohio;
         Pontiac,   Michigan;  and  Libertyville,   Illinois  are  reflected  as
         Discontinued Operations below.

         As of June 30, 2002, Asheville Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and Bossier City Joint Venture each owns and leases one property, and CNL Restaurant Investments II owns and leases five properties, to operators of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, as three separate tenancy-in common arrangements, each owned and leased one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                       June 30,              December 31,
                                                                         2002                    2001
                                                                   ------------------      -----------------
               Land and buildings on operating leases, net             $  11,418,508           $ 10,448,870
               Real estate held for sale                                   1,428,777              3,134,176
               Cash                                                           21,976                 38,224
               Restricted cash                                                60,265                     --
               Receivables                                                     1,644                  9,601
               Accrued rental income                                         158,451                124,469
               Other assets                                                      124                    796
               Liabilities                                                    10,253                  4,452
               Partners' capital                                          13,079,492             13,751,684

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures:

                                                        Quarter Ended June 30,           Six Months Ended June 30,
                                                        2002              2001           2002            2001
                                                    -------------     -------------  -------------  ---------------
             Revenues                                  $ 313,843         $ 207,599      $ 617,866       $  422,386
             Expenses                                    (66,616 )         (52,044 )     (136,022 )        (88,978 )
             Loss on sale of assets                           --                --             --          (61,864 )
                                                    -------------     -------------  -------------  ---------------
             Income from continuing operations           247,227           155,555        481,844          271,544

             Discontinued operations:
                 Revenues                                 81,296            95,033        175,737          190,201
                 Expenses                                (13,508 )         (20,535 )      (34,962 )        (41,096 )
                 Gain on disposal of assets              258,505                --        258,505               --
                                                    -------------     -------------  -------------  ---------------
                                                         326,293            74,498        399,280          149,105
                                                    -------------     -------------  -------------  ---------------
             Net income                                $ 573,520         $ 230,053      $ 881,124       $  420,649
                                                    =============     =============  =============  ===============

         The Partnership recognized income of $299,961 and $177,769 during the six months ended June 30, 2002 and 2001, respectively, of which $198,391 and $90,268 were earned during the quarters ended June 30,
         2002 and 2001, respectively, from these joint ventures and tenants-in-common arrangements.

5.       Mortgage Notes Receivable:

         In connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. During the six months ended June 30, 2002, the borrower repaid the outstanding principal in the amount of approximately $917,900. This amount was applied to the outstanding principal balance.

6.       Discontinued Operations:

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600 resulting in a gain on disposal of discontinued operations of approximately $279,800.

         The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                 $  17,375         $   32,808      $  56,189       $   52,550
         Expenses                                               --                 --           (380 )             --
         Gain on disposal of assets                        279,813                 --        279,813               --
                                                      -------------     --------------  -------------   --------------
         Income from discontinued operations             $ 297,188         $   32,808   $    335,622       $   52,550
                                                      =============     ==============  =============   ==============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


7.       Related Party Transaction:

         In June 2002, the Partnership acquired a property in Denton, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,147,600 (see Note 3). In addition, in June 2002, CNL Restaurant Investments II Joint Venture also acquired a property in Dallas, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,147,400 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

8.       Concentration of Credit Risk:

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                  2002               2001
                                                             ---------------    ---------------
             Golden Corral Corporation                            $ 300,546         $  338,876
             Carrols Corporation                                    197,672            195,069
             Steak and Ale of Illinois, Inc. and Steak
                  and Ale of Colorado, Inc.                         165,242                N/A
             Burger King Corporation                                    N/A            168,792

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                         2002               2001
                                                                    ---------------    ---------------
                    Burger King                                          $ 417,543         $  430,778
                    Golden Corral Family Steakhouse
                        Restaurants                                        300,546            338,876
                    Bennigan's                                             165,242                N/A

         The information denoted by N/A indicates that for the period presented, the tenant did not represent more than ten percent of the Partnership's total rental revenues and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


9.       Commitment:

         In June 2002, the Partnership and CNL Income Fund IX, Ltd. entered into an agreement with an unrelated third party to sell the property in Libertyville, Illinois. The Partnership owns a 66% interest in this property, as tenants-in-common, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners.

10.      Subsequent Event:

         In July 2002, the Partnership reinvested approximately $88,300 of the return of capital received from CNL Restaurants Investments II Joint Venture (see note 4) to acquire a 10% interest in a Property in Kenosha, Wisconsin as a tenant-in-common arrangement with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 25 Properties directly and twelve Properties indirectly, through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 24 Properties directly and twelve Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,660,488 and $1,705,948 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal received in 2001 relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. As of June 30, 2002, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to the Property in Brandon, Florida, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         In connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. In May 2002, the borrower repaid the outstanding principal in the amount of approximately $917,900. This amount was applied to the outstanding principal balance. The Partnership intends to reinvest these proceeds in an additional income producing Property.

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600 resulting in a gain on disposal of discontinued operations of approximately $279,800. In June 2002, the Partnership reinvested the majority of the net sales proceeds, it received from the sale of this Property in a Taco Cabana Property located in Denton, Texas, at an approximate cost of $1,147,600. In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 resulting in a gain of approximately $448,300. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The Partnership acquired the Property in Denton, Texas and the joint venture acquired the property in Dallas, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The general partners believe that these transactions, or a portion thereof, relating to the sales and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purpose. The
Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         In addition in June 2002, CNL Restaurant Investments II Joint Venture sold its property in Pontiac, Michigan to the tenant for a sales price of approximately $725,000 resulting in a loss of $189,800. As of June 30, 2002, the Partnership had received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In July 2002, the Partnership reinvested approximately $88,300 of the return of capital to acquire a 10% interest in a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         In June 2002, the Partnership and CNL Income Fund IX, Ltd. entered into an agreement with an unrelated third party to sell the property in Libertyville, Illinois. The Partnership owns a 66% interest in this property, as tenants-in-common, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. As of August 8, 2002 the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $2,697,872 invested in such short-term investments, as compared to $2,085,133 at December 31, 2001. The increase in cash and cash equivalents at June 30, 2002, as compared to December 31, 2001, was primarily due to the fact that in May 2002, the Partnership received a payment of approximately $917,900 for the outstanding principal relating to a mortgage note, as described above. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property, held as tenants-in-common, and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2002 and 2001 ($787,501 for each of the quarters ended June 30, 2002 and 2001). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $913,191 at June 30, 2002, from $931,333 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,279,997 for the six months ended June 30, 2002, as compared to $1,321,569 for the six months ended June 30, 2001, of which $622,383 and $641,906 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was partially due to the sale of a Property in 2001. The decrease in rental revenues was partially offset due to the fact that in 2002 the Partnership reinvested in a Property in Ontario, Oregon and Denton, Texas, as described above in "Capital Resources."

         During the quarter and six months ended June 30, 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership stopped recording rental revenues relating to this Property. The lease was terminated in July 2001. The decrease during the quarter and six months ended June 30, 2002 was partially offset by the fact that in September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in December 2001. The Partnership re-leased this Property to the new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental revenues relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental revenues during the quarter and six months ended June 30, 2002, was also partially due to the fact that the tenant of several Golden Corral Properties exercised the lease option to a contingent rent reduction to be invested in Property renovations. This decrease in contingent rent was partially offset by an increase in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $51,827 and $174,703 respectively, in interest and other income, of which $23,912 and $61,448 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2002, was partially due to a reduction in interest income as a result of the prepayment of principal on two mortgage notes of approximately $441,500 during 2001, and the prepayment of principal on a third mortgage note of approximately $917,900 during 2002. The decrease in interest and other income during the six months ended June 30, 2002, was also partially due to the fact that during the six months ended June 30, 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida which was sold in 2000.

         During the six months ended June 30, 2002 and 2001, the Partnership recognized income of $299,961 and $177,769, respectively, attributable to net operating results by unconsolidated joint ventures, of which income of $198,391 and $90,268 were reported during the quarters ended June 30, 2002 and 2001, respectively. The increase in operating results reported by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was primarily due to the fact that CNL Restaurant Investment II, Ltd., in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 resulting in a gain of approximately $448,300. In addition, in June 2002, CNL Restaurant Investments II, Ltd. sold its property in Pontiac, Michigan to the tenant for a sales price of approximately $725,000 resulting in a loss of $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales, as described below. Net operating results reported by joint ventures also increased during the six months ended June 30, 2002, as compared to the same period in 2001, partially due to the fact that in 2001 the Partnership invested in a joint venture and in two Properties, each as a separate tenants-in-common arrangement, with Florida limited partnerships and affiliates of the general partners. Net operating results reported by unconsolidated joint ventures during the six months ended June 30, 2001 were lower, when compared to the same period in 2002, due to the sale of the Property owned by Middleburg Joint Venture in March 2001. In connection with this sale, the Joint Venture recognized a loss of approximately $61,900.

         In June 2002, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, entered into an agreement with an unrelated third party to sell the Property in Libertyville, Illinois, in which the Partnership owns a 34% interest, as described below.

         During the six months ended June 30, 2002, three lessees of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Carrols Corporation and (iii) Steak and Ale of Illinois, Inc. and Steak and Ale of Colorado, Inc. (which are affiliated entities under common control of Metromedia Restaurant Group), each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental revenues and mortgage interest income. In addition, during the six months ended June 30, 2002, three Restaurant Chains, Burger King, Golden Corral Family Steakhouse Restaurants and Bennigan's, each accounted for more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental revenues and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $370,004 and $748,864, for the six months ended June 30, 2002 and 2001, respectively, of which $168,219 and $258,101 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the six months ended June 30, 2001, due to the fact that the Partnership recorded provisions for write-down of assets in the amounts of $181,815 and $117,664, relating to the Properties in North Fort Myers, Florida, and Statesville, North Carolina, due to the tenants ceasing operations and vacating the Properties. The provisions represented the difference between the carrying value of the Properties, and their fair value at June 30, 2001. The Partnership also incurred real estate taxes relating to the Property in North Fort Myers, Florida. In December 2001, the Partnership entered into a new lease with a new tenant, for the Property in North Fort Myers, Florida, as described above, and the new tenant is responsible for the property expenses. The Property in Statesville, North Carolina was sold in May 2001 and the Partnership received net sales proceeds of approximately $877,000, resulting in a gain of approximately $28,300.

         In addition, the decrease in operating expenses during the six months ended June 30, 2002 was due to lower administrative expenses incurred for servicing the Partnership and its Properties and due to a decrease in state taxes. The decrease in operating expenses during the six months ended June 30, 2002, was partially offset by an increase in depreciation expense due to the purchase of two Properties during 2002 and the fact that during 2001, the Partnership reclassified the lease relating to the Property in North Fort Myers, Florida from direct financial leases to operating leases as a result of the tenant vacating the Property.

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

         In May 2002, the Partnership sold its Burger King property in Baseball City, Florida, to the tenant resulting in a gain of approximately $279,800, as described above in "Capital Resources." The Partnership recognized net rental income (rental income relating to this Property less Property related expenses) of $55,809 and $52,550 during the six months ended June 30, 2002 and 2001, respectively, of which $17,375 and $32,808 were earned during the quarters ended June 30, 2002 and 2001, respectively. The amounts were reported as Discontinued Operations in the financial statements.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 resulting in a gain of approximately $448,300. This joint venture also sold in June 2002 its property in Pontiac, Michigan to the tenant for a sales price of approximately $725,000 resulting in a loss of $189,800, as discussed above in "Capital Resources." In addition in June 2002, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, entered into an agreement with an unrelated third party to sell the property in Libertyville, Illinois, in which the Partnership owns a 66% interest. The Partnership expects to use the proceeds from the expected sale to reinvest in an additional Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the tenancy-in-common reclassified the assets relating to the Property in Libertyville, Illinois from land and building on operating leases, and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. During the quarter and six months ended June 30, 2002, the tenancy-in-common suspended the recording of depreciation and accrued rental income upon placing the property up for sale. In connection with the Properties in Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois, net rental income (rental revenues less Property related expenses) of $140,775 and $149,105 were recognized during the six months ended June 30, 2002 and 2001, respectively, of which $67,788 and $74,498 were earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

                     10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                          CNL INCOME FUND VIII, LTD.

                                          By:CNL REALTY CORPORATION
                                             General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 ------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 -------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 12, 2002                      /s/ James M. Seneff, Jr.
                                             -----------------------------
                                             Name:  James M. Seneff, Jr.
                                             Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002                        /s/ Robert A. Bourne
                                              -------------------------------
                                              Name:  Robert A. Bourne
                                              Title: President and Treasurer

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

         10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5