Form 10-Q
period 2002-09-30
CNL INCOME FUND VIII LTD
filed 2002-11-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2963338
----------------------------------             ---------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organiza                                Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------              ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              ----------------------------------


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




                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-9

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        14

     Item 4.      Controls and Procedures                                14-15

Part II.

     Other Information                                                   16-17

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                            September 30,             December 31,
                                                                                 2002                     2001
                                                                          -------------------      -------------------

                              ASSETS

  Land and buildings on operating leases, net                                  $  18,356,470            $  15,726,970
  Net investment in direct financing leases                                        4,607,045                4,741,762
  Real estate held for sale                                                               --                  911,293
  Investment in joint ventures                                                     4,664,994                4,601,808
  Mortgage notes receivable                                                               --                  926,080
  Cash and cash equivalents                                                        1,495,078                2,085,133
  Certificate of deposit                                                             380,501                  378,889
  Receivables, less allowance for doubtful accounts
      of $7,514 and $1,114, respectively                                              13,375                   88,175
  Due from related parties                                                             5,042                   52,641
  Accrued rental income                                                            1,399,721                1,394,618
  Other assets                                                                        79,976                   69,874
                                                                          -------------------      -------------------

                                                                               $  31,002,202            $  30,977,243
                                                                          ===================      ===================


                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $     9,906              $     5,600
  Real estate taxes payable                                                           17,233                   10,654
  Distributions payable                                                              787,501                  787,501
  Due to related parties                                                              80,805                   75,482
  Rents paid in advance and security deposits                                         51,341                   52,096
                                                                          -------------------      -------------------
      Total liabilities                                                              946,786                  931,333

  Minority interest                                                                  105,278                  106,834

  Partners' capital                                                               29,950,138               29,939,076
                                                                          -------------------      -------------------

                                                                               $  31,002,202            $  30,977,243
                                                                          ===================      ===================

           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                    Nine Months Ended
                                                                      September 30,                      September 30,
                                                                 2002               2001             2002             2001
                                                             --------------    ---------------  ---------------  ---------------
Revenues:
    Rental income from operating leases                         $  596,687     $      472,527     $  1,581,152      $ 1,452,180
    Earned income from direct financing leases                     146,922            154,156          442,936          496,072
    Interest and other income                                        9,255             61,696           61,485          236,399
                                                             --------------    ---------------  ---------------  ---------------
                                                                   752,864            688,379        2,085,573        2,184,651
                                                             --------------    ---------------  ---------------  ---------------

Expenses:
    General operating and administrative                            62,323             50,602          211,182          262,626
    Property expenses                                               53,081             11,114           70,380           40,935
    State and other taxes                                               --                119           30,446           51,819
    Depreciation                                                    91,049             82,355          264,829          238,195
    Provision for write-down of assets                                  --                 --               --          299,479
                                                            --------------    ---------------  ---------------  ---------------
                                                                   206,453            144,190          576,837          893,054
                                                            --------------    ---------------  ---------------  ---------------

Income Before Gain on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                       546,411            544,189        1,508,736        1,291,597

Gain on Sale of Assets                                                  --                 --               --           28,301

Minority Interest in Income of Consolidated
    Joint Venture                                                   (3,252 )           (3,246 )         (9,634 )         (9,800 )

Equity in Earnings of Unconsolidated Joint Ventures                239,385            107,815          539,346          285,584
                                                             --------------    ---------------  ---------------  ---------------

Income from Continuing Operations                                  782,544            648,758        2,038,448        1,595,682
                                                             --------------    ---------------  ---------------  ---------------

Discontinued Operations (Note 6):
    Income from discontinued operations, net                            --             20,581           55,304           73,131
    Gain on disposal of discontinued operations, net                    --                 --          279,813               --
                                                             --------------    ---------------  ---------------  ---------------
                                                                        --             20,581          335,117           73,131
                                                             --------------    ---------------  ---------------  ---------------

Net Income                                                      $  782,544         $  669,339     $  2,373,565      $ 1,668,813
                                                             ==============    ===============  ===============  ===============

Income Per Limited Partner Unit
    Continuing operations                                        $    0.02          $    0.02       $     0.06        $    0.05
    Discontinued operations                                             --                 --             0.01               --
                                                             --------------    ---------------  ---------------  ---------------

Total                                                            $    0.02          $    0.02       $     0.07        $    0.05
                                                             ==============    ===============  ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                           35,000,000         35,000,000       35,000,000       35,000,000
                                                             ==============    ===============  ===============  ===============

           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Nine Months Ended           Year Ended
                                                                          September 30,            December 31,
                                                                               2002                    2001
                                                                       ---------------------     ------------------

General partners:
    Beginning balance                                                         $     286,349           $    286,349
    Net income                                                                           --                     --
                                                                       ---------------------     ------------------
                                                                                    286,349                286,349
                                                                       ---------------------     ------------------

Limited partners:
    Beginning balance                                                            29,652,727             30,466,185
    Net income                                                                    2,373,565              2,336,546
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively                                        (2,362,503 )           (3,150,004 )
                                                                       ---------------------     ------------------
                                                                                 29,663,789             29,652,727
                                                                       ---------------------     ------------------

Total partners' capital                                                     $    29,950,138          $  29,939,076
                                                                       =====================     ==================

           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2002               2001
                                                                           ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 2,509,844        $ 2,496,805
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                     (2,894,329 )               --
       Proceeds from sale of assets                                             1,184,559            877,000
       Investment in joint ventures                                            (1,240,733 )         (865,942 )
       Return of capital from joint venture                                       265,926                 --
       Liquidating distribution from joint venture                              1,048,605            236,740
       Collections on mortgage notes receivable                                   917,857            481,210
       Investment in certificates of deposit                                     (376,202 )               --
       Redemption of certificate of deposit                                       368,111            347,396
                                                                           ---------------     --------------
              Net cash provided by investing activities                          (726,206 )        1,076,404
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,362,503 )       (2,362,503 )
       Distributions to holder of minority interest                               (11,190 )          (10,887 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (2,373,693 )       (2,373,390 )
                                                                           ---------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (590,055 )        1,199,819

Cash and Cash Equivalents at Beginning of Period                                2,085,133          1,226,635
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                    $ 1,495,078        $ 2,426,454
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of period                      $  787,501         $  787,501
                                                                           ===============     ==============

           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


  1.     Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Baseball City, Florida, in a Taco Cabana Property located in Denton, Texas, at an approximate cost of approximately $1,147,600. The property was acquired from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 7).

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.       Land and Buildings on Operating Leases:

         In September 2002, the Partnership reinvested the prepaid principal received in May 2002 relating to a promissory note, in a Boston Market Property located in Eden Prairie, Minnesota, at an approximate cost of $1,093,900. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners (see Note 7).

4.       Investment in Joint Ventures:

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition in June 2002, this joint venture sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 7). As of June 30, 2002, the Partnership had received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund XVII, Ltd. ("CNL XVII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000 from an unrelated third party. The Partnership and CNL XVII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $188,300 for a 10% interest in this property.

         In September 2002, the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd.("CNL IX"), an affiliate of the general partners, sold its property in Libertyville, Illinois, to an unrelated third party for and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership and CNL IX used the proceeds from the sale of the property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners (see Note 7).

         The financial  results  relating to the  properties in Columbus,  Ohio;
         Pontiac,   Michigan;  and  Libertyville,   Illinois  are  reflected  as
         Discontinued Operations below.

         As of September 30, 2002, Asheville Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and Bossier City Joint Venture each owns and leases one property, and CNL Restaurant Investments II owns and leases five properties, to operators of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, as four separate tenancy-in common arrangements, each owned and leased one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - continued:


                                                                     September 30,           December 31,
                                                                         2002                    2001
                                                                   ------------------      -----------------
               Land and buildings on operating leases, net             $  13,823,619           $ 10,448,870
               Net investment in direct financing leases                     989,560                     --
               Real estate held for sale                                          --              3,134,176
               Cash                                                           78,013                 38,224
               Restricted cash                                                31,144                     --
               Receivables                                                       257                 10,397
               Accrued rental income                                         181,211                124,469
               Liabilities                                                     4,513                  4,452
               Partners' capital                                          15,099,291             13,751,684


                                                            Quarter Ended             Nine Months Ended
                                                             September 30,              September 30,
                                                        2002              2001           2002            2001
                                                    -------------     -------------  -------------  ---------------
               Revenues                                $ 391,451         $ 308,128     $1,009,317       $  730,514
               Expenses                                  (78,383 )         (68,034 )     (214,405 )       (157,012 )
               Loss on sale of assets                         --                --             --          (61,864 )
                                                    -------------     -------------  -------------  ---------------
               Income from continuing
               operations                                313,068           240,094        794,912          511,638

               Discontinued operations:
                   Income from discontinued
                      operations, net                     32,975            75,108        173,750          224,213
               Gain on disposal of assets, net           199,281                --        457,786               --
                                                    -------------     -------------  -------------  ---------------
                                                         232,256            75,108        631,536          224,213
                                                    -------------     -------------  -------------  ---------------
               Net income                              $ 545,324         $ 315,202     $1,426,448       $  735,851
                                                    =============     =============  =============  ===============



         The Partnership recognized income of $539,346 and $285,584 during the nine months ended September 30, 2002 and 2001, respectively, of which $239,385 and $107,815 were earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenancy in common arrangements.

5.       Mortgage Notes Receivable:

         In connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. During the nine months ended September 30, 2002, the borrower repaid the outstanding principal in the amount of approximately $917,900. This amount was applied to the outstanding principal balance.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


6.       Discontinued Operations:

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600, resulting in a gain on disposal of discontinued operations of approximately $279,800.

         The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:


                                                           Quarter Ended            Nine Months Ended September
                                                           September 30,                        30,
                                                       2002             2001            2002           2001
                                                  ---------------  --------------- --------------- --------------
         Rental revenues                                  $   --       $   20,581       $  55,304     $   73,131
         Gain on disposal of assets                           --               --         279,813             --
                                                  ---------------  --------------- --------------- --------------
         Income from discontinued operations              $   --       $   20,581       $ 335,117     $   73,131
                                                  ===============  =============== =============== ==============

7.       Related Party Transactions:

         In June 2002, the Partnership acquired a property in Denton, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,147,600 (see Note 3). In addition, in June 2002, CNL Restaurant Investments II Joint Venture also acquired a property in Dallas, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,147,400 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         In September 2002, the Partnership acquired a property, in Eden Prairie, Minnesota, from CNL Net Lease Investors, L.P. ("NLI"), at an of approximate cost of $1,093,900 (see Note 3). In addition, the Partnership and CNL IX, as tenants-in-common, acquired from NLI a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800 (see note 4). During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


8.       Concentration of Credit Risk:

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                                         2002               2001
                                                                    ---------------    ---------------
                    Golden Corral Corporation                         $ 469,534         $  508,040
                    Carrols Corporation                                 295,942            292,603
                    Steak and Ale of Illinois, Inc. and Steak
                         and Ale of Colorado, Inc.                      247,863                N/A

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                         2002               2001
                                                                    ---------------    ---------------
                    Burger King                                       $ 588,847         $  640,239
                    Golden Corral Family Steakhouse
                        Restaurants                                     469,534            508,040
                    Bennigan's                                          247,863                N/A

         The information denoted by N/A indicates that for the period presented, the tenant did not represent more than ten percent of the Partnership's total rental revenues and mortgage interest income.

8.       Concentration of Credit Risk - Continued:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 24 Properties directly and thirteen Properties indirectly, through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 26 Properties directly and thirteen Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). was $2,509,844 and $2,496,805 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, was a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal received in 2001 relating to a promissory note, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. As of September 30, 2002, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to the Property in Brandon, Florida, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         In connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of $1,375,000, plus tenant closing costs of $13,568 that the Partnership financed on behalf of the tenant. In May 2002, the borrower repaid the outstanding principal in the amount of approximately $917,900. In September 2002, the Partnership reinvested the prepaid principal in a Boston Market Property located in Eden Prairie, Minnesota, at an approximate cost of $1,093,900. The Property was acquired from CNL Net Lease Investors, L.P. ("NLI"). During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600 resulting in a gain on disposal of discontinued operations of approximately $279,800. In June 2002, the Partnership reinvested the majority of the net sales proceeds, it received from the sale of this Property in a Taco Cabana Property located in Denton, Texas, at an approximate cost of $1,147,600. In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700, resulting in a gain of approximately $448,300. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The Partnership acquired the Property in Denton, Texas and the joint venture acquired the property in Dallas, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The general partners believe that these transactions, or a portion thereof, relating to the sales and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purpose. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         In addition in June 2002, CNL Restaurant Investments II Joint Venture sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. As of June 30, 2002, the Partnership had received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital to acquire a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund XVII, Ltd. ("CNL XVII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000 from an unrelated third party. The Partnership and CNL XVII entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $188,300 for a 10% interest in this property.

         In September 2002, the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd.("CNL IX"), an affiliate of the general partners, sold its property in Libertyville, Illinois, to an unrelated third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership and CNL IX, as a tenancy in common, used the proceeds from the sale of the property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The Property was acquired from CNL Net Lease Investors, L.P. ("NLI"). During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,495,078 invested in such short-term investments, as compared to $2,085,133 at December 31, 2001. The decrease in cash and cash equivalents at September 30, 2002, as compared to December 31, 2001, was primarily due to the fact that in 2002, the Partnership reinvested the prepaid principal received in 2001 relating to a promissory note, as described above. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, increased to $946,786 at September 30, 2002, from $931,333 at December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2002 and 2001 ($787,501 for each of the quarters ended September 30, 2002 and 2001). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total  rental  revenues  were  $2,024,088  for the  nine  months  ended
September 30, 2002, as compared to $1,948,252 for the nine months ended September 30, 2001, of which $743,609 and $626,683 were earned during the third quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily due to the fact that in 2002 the Partnership reinvested in two Properties in Ontario, Oregon and Denton, Texas, as described above in "Capital Resources." In addition, the increase in rental revenues in the current quarter is the result of a reclassification of a rental allowance granted to a tenant in the previous quarter for property renovations, as described below. The increase in rental revenues during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially offset by the sale of a Property in 2001.

         During the nine months ended September 30, 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership stopped recording rental revenues relating to this Property. The lease was terminated in July 2001. The increase during the nine months ended September 30, 2002 was partially offset by the fact that in September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future periods will remain at reduced amounts. Rents due commenced in December 2001. The Partnership re-leased this Property to the new tenant with terms substantially the same as the Partnership's other leases. However, the general partners do not anticipate that any decrease in rental revenues relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $61,485 and $236,399 respectively, in interest and other income, of which $9,255 and $61,696 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2002, was partially due to a reduction in interest income as a result of the prepayment of principal on two mortgage notes of approximately $441,500 during 2001, and the prepayment of principal on a third mortgage note of approximately $917,900 during 2002. The decrease in interest and other income during the nine months ended September 30, 2002, was also partially due to the fact that during the nine months ended September 30, 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right of way taking relating to a parcel of land on its Property in Brooksville, Florida. In addition, interest and other income were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, primarily due to higher average cash balances during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership recognized income of $539,346 and $285,584, respectively, attributable to net operating results by unconsolidated joint ventures, of which income of $239,385 and $107,815 were reported during the quarters ended September 30, 2002 and 2001, respectively. The increase in operating results reported by joint ventures during the nine months ended September 30, 2002, as compared to the same periods in 2001, was partially due to the fact that CNL Restaurant Investment II, Ltd., in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition, in June 2002, CNL Restaurant Investments II, Ltd. sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales, as described below.

         The increase in operating results reported by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was also partially due to the fact that the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd.("CNL IX"), an affiliate of the general partners, sold its property in Libertyville, Illinois, to an unrelated third  party  and  received  net  sales  proceeds  of  approximately  $1,630,400 resulting in a gain of approximately $199,300. The Partnership owns a 66% interest in this property. The Partnership recognized its pro-rata share of the net gain resulting from this sale, as described below.

         Net operating results reported by joint ventures also increased during the nine months ended September 30, 2002, as compared to the same period in 2001, partially due to the fact that in 2001 the Partnership invested in a joint venture and in three Properties, each as a separate tenants-in-common arrangement, with Florida limited partnerships and affiliates of the general partners. Net operating results reported by unconsolidated joint ventures during the nine months ended September 30, 2001 were lower, when compared to the same period in 2002, due to the sale of the Property owned by Middleburg Joint Venture in March 2001. In connection with this sale, the Joint Venture recognized a loss of approximately $61,900.

         During the nine months ended September 30, 2002, three lessees of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Carrols Corporation and (iii) Steak and Ale of Illinois, Inc. and Steak and Ale of Colorado, Inc. (which are affiliated entities under common control of Metromedia Restaurant Group), each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental revenues and mortgage interest income. In addition, during the nine months ended September 30, 2002, three restaurant chains, Burger King, Golden Corral Family Steakhouse Restaurants and Bennigan's, each accounted for more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $576,837 and $893,054, for the nine months ended September 30, 2002 and 2001, respectively, of which $206,453 and $144,190 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the nine months ended September 30, 2001, due to the fact that the Partnership recorded provisions for write-down of assets in the amounts of $181,815 and $117,664, relating to the Properties in North Fort Myers, Florida, and Statesville, North Carolina, due to the tenants ceasing operations and vacating the Properties. The provisions represented the difference between the carrying value of the Properties, and their fair value at September 30, 2001. The Partnership also incurred real estate taxes relating to the Property in North Fort Myers, Florida during the nine months ended September 30, 2001. In December 2001, the Partnership entered into a new lease with a new tenant, for the Property in North Fort Myers, Florida, as described above, and the new tenant is responsible for the property expenses.

         In addition, the decrease in operating expenses during the nine months ended September 30, 2002 was due to lower administrative expenses incurred for servicing the Partnership and its Properties and due to a decrease in state taxes. The decrease in operating expenses during the nine months ended September 30, 2002, was partially offset by an increase in depreciation expense due to the purchase of two Properties during 2002 and the fact that during 2001, the Partnership reclassified the lease relating to the Property in North Fort Myers, Florida from direct financial leases to operating leases as a result of the tenant vacating the Property.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same period in 2001, was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership elected to reimburse the tenant of several Golden Corral for certain renovation costs.

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

         The Property in Statesville, North Carolina was sold in May 2001, and the Partnership received net sales proceeds of approximately $877,000 resulting in a gain of approximately $28,300.

         During the nine months ended September 30, 2002, the Partnership identified and sold one Property that met the criteria of this standard. The financial results of this Property were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sale of this Property were reinvested in an income producing Property.

         During the nine months ended September 30, 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 36.8% interest, identified and sold two Properties that met the criteria of this standard. In addition, during the nine months ended September 30, 2002, the Partnership, as tenants-in common with CNL Income Fund IX, Ltd., an affiliate of the general partners, identified and sold a Property that also met the criteria of this standard. The financial results of these Properties were reported as Discontinued Operations in the condensed financial information for the unconsolidted joint ventures and the properties held as tenants- in-common presented  in  the  footnotes  to the  accompanying  financial  statements.  The majority of the net sales proceeds from the sale of these Properties were reinvested in additional income producing Properties owned directly and indirectly, through joint venture and tenancy in common arrangements, as discussed above in "Capital Resources."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.     CONTROLS & PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              10.5 Assignment of Management Agreement from CNL APF Partners,  LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

              99.1 Certification of Chief Executive Officer of Corporate General
                   Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General
                   Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7TH  day of November, 2002.


                                           CNL INCOME FUND VIII, LTD.

                                           By:  CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   -------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


/s/ James M. Seneff, Jr.
------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


/s/ Robert A. Bourne
--------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number


       (c)  Exhibits

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

              99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2