Form 10-K
period 2002-12-31
CNL INCOME FUND VIII LTD
filed 2003-03-28
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X -

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

         As of December 31, 1999, the Partnership owned 37 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2000, the Partnership sold four Properties, one in each of Brooksville, Bayonet Point, Sun City, and Jacksonville, Florida. The Partnership reinvested a portion of the sales proceeds it received from the sales of the Properties in a Bennigan's Property located in Deerfield, Illinois and a Pizza Hut Property in Hialeah, Florida. In 2000, the Partnership also used a portion of the net sales proceeds from the sale of its Properties to acquire an interest in a Baker's Square Property in Libertyville, Illinois, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Property in Statesville, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property located in Walker, Louisiana and a Bennigan's Property located in Denver, Colorado, each held with affiliates of the General Partners, which are Florida limited partnerships, as separate tenants-in-common arrangements. In addition, during 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant, and the Partnership received a return of capital from the net sales proceeds. In April 2001, the Partnership reinvested the majority of the net sales proceeds received from Middleburg Joint Venture and entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with affiliates of the General Partners, which are Florida limited partnerships, to purchase and hold one Property in Kokomo, Indiana. In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the 2001 prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon. During the year ended December 31, 2002, the
Partnership sold its Property in Baseball City, Florida and reinvested the majority of the net sales proceeds in a Taco Cabana Property located in Denton, Texas. In 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio and used the majority of the proceeds from the sale to acquire a Taco Cabana property in Dallas, Texas. In addition in 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership reinvested the return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan in a Texas Roadhouse Property in Kenosha, Wisconsin, as tenants-in-common, with an affiliate of the general partners and a Florida limited partnership. In addition in 2002, the Partnership reinvested the 2002 prepaid principal relating to a promissory note in a Boston Market Property located in Eden Prairie, Minnesota. Finally in 2002, the Partnership, as tenants in common, with an affiliate of the General Partners and a Florida limited partnership, in which the Partnership owns a 66% interest, sold its Property in Libertyville, Illinois, and reinvested the liquidating distribution from the sale to acquire an IHOP property in Buffalo Grove, Illinois, in a new tenancy in common, with an affiliate of the General Partners and a Florida limited partnership.

         As of December 31, 2002, the Partnership owned 39 Properties. The 39 Properties included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and the Property owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from 9 to 25 years (the average being 18 years), and expire between 2005 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 31 of the Partnership's 39 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the 2001 prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon. During 2002, the Partnership also sold its Property in Baseball City, Florida and reinvested the majority of the net sales proceeds in a Taco Cabana Property located in Denton, Texas. In addition in 2002, the Partnership reinvested the 2002 prepaid principal relating to a promissory note in a Boston Market Property located in Eden Prairie, Minnesota. The lease terms for these Properties are substantially the same as the Partnership's other leases.

         In 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio and used the majority of the proceeds from the sale to acquire a Taco Cabana property in Dallas, Texas. In addition in 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership reinvested the return of capital for its pro-rata share of the net sales proceeds in a Texas Roadhouse Property in Kenosha, Wisconsin, as tenants-in-common, with an affiliate of the general partners and a Florida limited partnership. The lease terms for these Properties are substantially the same as the Partnership's other leases.

         In 2002, the Partnership and an affiliate of the general partners, which is a Florida limited partnership, as tenants in common in which the Partnership owns a 66% interest, sold its Property in Libertyville, Illinois, and reinvested the liquidating distribution from the sale to acquire an IHOP property in Buffalo Grove, Illinois, as a new tenants-in-common arrangement, with the same affiliate. The lease terms for this Property are substantially the same as the Partnership's other leases.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. A workout plan has not been approved since all parties involved have not been able to agree on a workout plan. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

Major Tenants

         During 2002, two lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint venture, Golden Corral Corporation and the affiliated entities under common control, Carrols Corporation and Texas Taco Cabana (hereinafter referred to as "Carrols Corporation"), each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental revenues and mortgage interest income in 2003. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Burger King, each accounted for more than ten percent of the Partnership's total rental revenues and mortgage interest income in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental revenues and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:



               Entity Name             Year      Ownership               Partners                   Property
      Woodway Joint Venture            1991       87.68 %     Various Third Party Partners     Waco, TX

      Asheville Joint Venture          1991       85.54%      CNL Income Fund VI, Ltd.         Asheville, NC

      CNL Restaurant Investments II    1991       36.80%      CNL Income Fund VII, Ltd.        Dallas, TX
                                                              CNL Income Fund IX, Ltd.         Hastings, MN
                                                                                               New Castle, IN
                                                                                               Raceland, LA
                                                                                               San Antonio, TX

      Bossier City Joint Venture       1999       34.00%      CNL Income Fund XII, Ltd.        Bossier City, LA
                                                              CNL Income Fund XIV, Ltd.

      CNL VIII, X, XII Kokomo Joint    2001       10.00%      CNL Income Fund X, Ltd.          Kokomo, IN
           Venture                                            CNL Income Fund XII, Ltd.

      CNL Income Fund VIII, Ltd.       2001       17.00%      CNL Income Fund XVI, Ltd.        Walker, LA
           and CNL Income Fund XVI,
           Ltd., Tenants in Common

      CNL Income Fund VIII, Ltd.       2001       19.30%      CNL Income Fund  XVIII, Ltd.     Denver, CO
           and CNL Income Fund
           XVIII, Ltd., Tenants in
           Common

      CNL Income Fund VIII, Ltd.       2002       10.00%      CNL Income Fund XVII, Ltd.       Kenosha, WI
           and CNL Income Fund
           XVII, Ltd., Tenants in
           Common

      CNL  Income Fund VIII, Ltd.      2002       66.00%      CNL Income Fund IX, Ltd.         Buffalo Grove, IL
           and CNL Income Fund IX,
           Ltd., Tenants in Common

         CNL Restaurant Investments II was formed to hold six Properties; however, it currently holds only five. All other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Woodway Joint Venture, and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Woodway Joint Venture, Asheville Joint Venture and Bossier City Joint Venture each have an initial term of 20 years, and CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by any of the joint venturers.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In 2002, CNL Restaurant Investments II sold its Property in Columbus, Ohio and used the majority of the proceeds from the sale to acquire a Taco Cabana property in Dallas, Texas. In addition in 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership reinvested the return of capital for its pro-rata share of the net sales proceeds relating to the Property in Pontiac, Michigan in a Texas Roadhouse Property in Kenosha, Wisconsin, as tenants-in-common.

         In addition in 2002, the Partnership and an affiliate of the General Partners, which is a Florida limited partnership, as tenants in common, sold its Property in Libertyville, Illinois, and reinvested the liquidating distribution from the sale to acquire an IHOP property in Buffalo Grove, Illinois, as a new tenants-in-common arrangement, with the same affiliate.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2002, the Partnership owned 39 Properties. Of the 39 Properties, 26 are owned by the Partnership in fee simple, nine are owned through joint venture arrangements, and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 17,400 to 128,528 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                Number of Properties

               Arizona                                        1
               Colorado                                       1
               Florida                                        3
               Illinois                                       2
               Indiana                                        2
               Louisiana                                      3
               Michigan                                       2
               Minnesota                                      2
               New York                                       2
               North Carolina                                 1
               Ohio                                           7
               Oregon                                         1
               Tennessee                                      2
               Texas                                          8
               Virginia                                       1
               Wisconsin                                      1
                                                        --------------
               TOTAL PROPERTIES                              39
                                                        ==============

         Buildings. Each of the Properties owned by the Partnership, directly and indirectly, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements), for federal income tax purposes was $25,620,634 and $14,617,254, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                         Number of Properties

                Bennigan's                                         2
                Boston Market                                      1
                Burger King                                        10
                Denny's                                            2
                Golden Corral                                      5
                Hardee's                                           4
                IHOP                                               2
                Jack in the Box                                    3
                KFC                                                2
                Perkins                                            1
                Pizza Hut                                          1
                Shoney's                                           1
                Taco Cabana                                        2
                Texas Roadhouse                                    1
                Wendy's                                            1
                Other                                              1
                                                             --------------
                TOTAL PROPERTIES                                  39
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

         Leases. The Partnership leases substantially all the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         At December 31, 2002, 2001, 2000, 1999, and 1998, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                   2002              2001              2000              1999               1998
                               -------------     -------------    ---------------    --------------    ---------------
Rental Revenues (1)             $ 3,226,476       $ 3,364,048        $ 3,361,651       $ 3,527,515        $ 3,443,094
Properties                               39                37                 36                37                 36
Average Rent per Property
                               $     82,730         $  90,920          $  93,379         $  95,338          $  95,642


(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration               Number             Annual Rental               Gross Annual
              Year                   of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2003                             --                   $   --                      --
              2004                             --                       --                      --
              2005                              8                  793,457                  22.09%
              2006                              1                  118,124                   3.29%
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                              1                  142,910                   3.98%
              2010                              7                  713,240                  19.86%
              2011                             10                  862,160                  24.00%
              2012                             --                       --                      --
              Thereafter                       12                  961,849                  26.78%
                                        ----------            -------------           -------------
              Totals                           39              $ 3,591,740                 100.00%
                                        ==========            =============           =============

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (four leases expiring in 2005 and one lease in 2016) and the average minimum base annual rent is approximately $174,500 (ranging from approximately $145,500 to $218,200).

         Carrols Corporation and Texas Taco Cabana, LP, as a group of affiliated lessees, lease five Burger King and two Texas Taco Cabana restaurants. The initial term is 20 years for five restaurants and 19 years for two restaurants (expiring in 2011 and 2020, respectively) and the average minimum base annual rent is approximately $98,000 (ranging from approximately $86,300 to $117,900).


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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,394 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                               2001 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter              $0.78      $ 0.65        $ 0.70        $0.80       $ 0.71        $ 0.75
         Second Quarter              0.95        0.95          0.95         0.95         0.72          0.80
         Third Quarter               0.95        0.72          0.89         0.95         0.66          0.75
         Fourth Quarter              0.87        0.78          0.83         0.95         0.62          0.77

(1) A total of 371,760 and 551,448 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,325,004 and $3,150,004, respectively, to the Limited Partners. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000 which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the Limited Partners' investment, although in accordance with the partnership agreement, $175,000, was applied toward the Limited Partners' 10% Preferred Return. No amounts distributed to partners for the years ended December 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                    Quarter Ended            2002                2001
              -------------------------- --------------   -----------------

              March 31                    $   787,501         $   787,501
              June 30                         787,501             787,501
              September 30                    787,501             787,501
              December 31                     962,501             787,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                               2002             2001          2000         1999          1998
                                           --------------   ------------- ------------- ------------ --------------
    Year ended December 31:

    Continuing Operations (3):
          Revenues                         $   2,874,812     $ 2,904,044   $ 3,129,562   $3,147,881     $3,266,188
          Equity in earnings
             unnconsolidated
             joint ventures                      649,791         390,505       319,184      276,012        276,721
          Income from continuing
             operations (1)                    2,762,035       2,246,518     3,493,610    2,719,884      3,192,397

    Discontinued Operations (3):
          Revenues                                55,304          90,028        93,561       90,180         96,515
          Income from discontinued
             operations (2)                      335,117          90,028        93,561       90,180         96,515

    Net income                                 3,097,152       2,336,546     3,587,171    2,810,064      3,288,912

    Net income per Unit:
          Continuing operations               $    0.078       $   0.064     $   0.099    $   0.077      $   0.091
          Discontinued
             operations                            0.010           0.003         0.003        0.003          0.003
                                           --------------   ------------- ------------- ------------ --------------
          Total                               $    0.088       $   0.067     $   0.102    $   0.080      $   0.094
                                           ==============   ============= ============= ============ ==============

    Cash distributions declared (4)         $  3,325,004     $ 3,150,004   $ 3,150,004   $3,150,004    $ 3,850,003
    Cash distributions declared per Unit (4)       0.095           0.090         0.090        0.090          0.110

    At December 31:
          Total assets                      $ 30,941,865     $30,977,243   $31,827,394  $31,479,495    $32,071,119
          Total partners' capital             29,711,224      29,939,076    30,752,534   30,315,367     30,655,307

(1) Income from continuing operations for the year ended December 31, 2001 includes $299,479 from provision for write-down of assets. Income from continuing operations for the year ended December 31, 2001, 2000 and 1998, includes $28,301, $612,693 and $108,176, respectively, from gain on sale of assets.

(2) Income from discontinued operations for the year ended December 31, 2002 includes gain on sale of assets of $279,813.

(3) Certain items in prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(4) Distributions for the year ended December 31, 2002 and 1998, include special distributions to the Limited Partners for a total of $175,000 and $700,000, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2002, 2001 and 2000, the Partnership owned 26, 24 and 25 Properties directly, respectively. In addition, the Partnership owned 11 Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2000, and 13 Properties as of December 31, 2002 and 2001.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $3,350,597, $3,196,595 and $3,349,897, respectively. The increase in cash from operating activities during 2002, as compared to 2001, and the decrease in cash from operating activities during 2001, as compared to 2000, resulted from changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001 and 2000.

         In July 2000, the Partnership sold its Properties in Brooksville, Bayonet Point and Sun City, Florida, to a third party and received net sales proceeds totaling approximately $3,402,700, resulting in a total gain of approximately $484,800. In July 2000, the Partnership reinvested the majority of these sales proceeds in a Bennigan's Property located in Deerfield, Illinois, at an approximate cost of $2,462,700. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. In addition, in August 2000, the Partnership also used a portion of these net sales proceeds to acquire an interest in a Baker's Square Property in Libertyville, Illinois, as tenants-in-common, with CNL Income Fund IX, Ltd., a Florida limited partnership, and an affiliate of the General Partners. During 2002, the Partnership and the affiliate, as tenants-in-common, sold this Property and reinvested the liquidating distribution in another Property, as described below.

         In September 2000, the Partnership sold its property in Jacksonville, Florida, and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900. In October 2000, the Partnership reinvested these sales proceeds in a Property in Hialeah, Florida at an approximate cost of $472,300.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000, and recorded a loss of approximately $61,900. Middleburg Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss on the dissolution of the joint venture was recorded. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. In April 2001, the Partnership reinvested the return of capital from Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property, at a total cost of approximately $2,112,000. The joint venture acquired the Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. As of December 31, 2002, the Partnership had contributed approximately $211,200 and had an approximate 10% interest in the profits and losses of the joint venture.

         In May 2001, the Partnership sold its Property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300. In June and July 2001, the Partnership reinvested a portion of these sales proceeds in two additional Properties, Walker, Louisiana and Denver, Colorado, as two separate tenancy in common arrangements with Florida limited partnerships and affiliates of the General Partners. As of December 31, 2002, the Partnership had contributed approximately $232,300 for a 17% interest, and approximately $422,500 for a 19.30% interest, respectively, to these tenancies in common.

         In September 2001, the borrower of two promissory notes accepted in 1999 in connection with the sale of two of the Partnership's Properties, prepaid the total outstanding principal balance of approximately $441,500.

         In January 2002, the Partnership reinvested the other portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal received in 2001, in a Denny's Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. A workout plan has not been approved since all parties involved have not been able to agree on a workout plan. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In May 2002, the borrower, relating to a promissory note accepted in 1996 in connection with the sale of one of the Partnership's Properties, repaid the outstanding principal of approximately $917,900. In September 2002, the Partnership reinvested the prepaid principal in a Property located in Eden Prairie, Minnesota, at an approximate cost of $1,093,900. The Property was acquired from CNL Net Lease Investors, L.P. ("NLI"). During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's General Partners.

         In May 2002, the Partnership also sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600 resulting in a gain on disposal of discontinued operations of approximately $279,800. In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of this Property in a Taco Cabana Property located in Denton, Texas, at an approximate cost of $1,147,600. In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700, resulting in a gain of approximately $448,300. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The Partnership acquired the Property in Denton, Texas and the joint venture acquired the property in Dallas, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The General Partners believe that these transactions, or a portion thereof, relating to the sales and the reinvestment of the net sales proceeds, will qualify as a like-kind transaction for federal income tax purpose.

         In addition in June 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The tenant exercised its option to purchase the Property under the terms of the lease. The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital to acquire a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the General Partners, at an approximate cost of $1,883,000 from a third party. The Partnership and the affiliate of the General Partners entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 2002, the Partnership contributed approximately $188,300 for a 10% interest in this property.

         In September 2002, the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners, sold its property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this Property. The Partnership and the affiliate of the General Partner, under a new tenancy in common arrangement, used the liquidating distribution from the sale of the Property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The Property was acquired from NLI During 2002, and prior to the Partnership's acquisition of this property, CFN and GP Corp purchased the limited partner's interest and General Partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a General Partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners.

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

         Currently, rental income from the Partnership's Properties is invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to pay Partnership expenses, or to make distributions to partners. At December 31, 2002, the Partnership had $1,571,487 invested in such short-term investments as compared to $2,085,133 at December 31, 2001. The decrease in cash and cash equivalents at December 31, 2002, as compared to December 31, 2001, was primarily due to the reinvestment of the remaining net sales proceeds from the 2001 sale of one of the Partnership's Properties and the prepaid principal received in 2001, in an additional Property. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 1.08% annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,325,004 for the year ended December 31, 2002, and $3,150,004 for each of the years ended December 31, 2001 and 2000. This represents distributions of $0.10 per Unit for the year ended December 31, 2002, and $0.09 per Unit for each of the years ended December 31, 2001 and 2000. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the Limited Partners' investment, although in accordance with the partnership agreement, the total amount was applied toward the Limited Partners' 10% Preferred Return. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $14,333 and $20,432, respectively, to affiliates for such amounts as operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 2002, the Partnership had incurred $55,050 in real estate disposition fees due to an affiliate as a result of services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, increased to $1,056,503 at December 31, 2002, from $855,851 at December 31, 2001, primarily as a result of accruing a special distribution of $175,000 which represented cumulative excess operating reserves. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Total rental revenues were $2,719,772 for the year ended December 31, 2002 as compared to $2,552,879 in the same period in 2001. The increase in rental revenues during 2002, as compared to the same period in 2001, was primarily due to the fact that in 2002 the Partnership reinvested the net proceeds from the 2001 and 2002 sales of Statesville, North Carolina and Baseball City, Florida and the prepaid principal received in 2001 and 2002, in three Properties located in Ontario, Oregon; Denton, Texas; and Eden Prairie, Minnesota. The increase in rental revenues during 2002 was partially offset by the sale of a Property in 2001.

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

         During the years ended December 31, 2002 and 2001, the Partnership also earned $88,664 and $80,176, respectively, in contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $649,791 and $390,505, respectively, attributable to the net income earned by unconsolidated joint ventures. The increase in operating results reported by unconsolidated joint ventures during 2002, as compared to the same period in 2001, was partially due to the fact that the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners, sold its property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership recognized its pro-rata share of the net gain resulting from this sale.

         In addition, CNL Restaurant Investment II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. CNL Restaurant Investments II, also sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales.

         Net operating results reported by unconsolidated joint ventures also increased during 2002, because in 2002 and 2001, the Partnership invested in a joint venture and in four Properties, each as a separate tenants-in-common arrangement, with Florida limited partnerships and affiliates of the General Partners. In addition, net operating results reported by unconsolidated joint ventures were lower in 2001 because Middleburg Joint Venture sold its Property and recognized a loss of approximately $61,900.

         During 2002, two lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint venture, Golden Corral Corporation, and the affiliated entities under common control, Carrols Corporation and Texas Taco Cabana (hereinafter referred to as "Carrols Corporation"), each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental revenues and mortgage interest income in 2003. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Burger King, each accounted for more than ten percent of the Partnership's total rental revenues and mortgage interest income in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental revenues and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $66,376 and $270,989, respectively, in interest and other income, respectively. The decrease in interest and other income during 2002 was partially due to a reduction in interest income as a result of the prepayment of principal on two mortgage notes of approximately $441,500 during 2001, and the prepayment of principal on a third mortgage note of approximately $917,900 during 2002. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota. During 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right-of-way taking relating to a parcel of land on its Property in Brooksville, Florida. No such income was received during 2002.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $749,704 and $1,063,333 for the years ended December 31, 2002 and 2001, respectively. Operating expenses were higher during 2001, primarily as a result of the recording of provisions for write-down of assets in the amounts of $181,815 and $117,664, relating to the Properties in North Fort Myers, Florida, and Statesville, North Carolina because the tenants ceased operations and vacated the Properties. The provisions represented the difference between the carrying value of the Properties, and their estimated fair value. The Partnership also incurred expenses such as, real estate taxes, legal, and repairs and maintenance, relating to the Property in North Fort Myers, Florida during 2001. In September 2001, the Partnership entered into a new lease with a new tenant for the Property in North Fort Myers, Florida, and the new tenant is responsible for the property expenses. The decrease in operating expenses was partially offset by legal expenses incurred in 2002 relating to the filing for bankruptcy of a tenant, Brandon Fast Food Services, Inc. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to the Property in Brandon, Florida, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         In addition, the decrease in operating expenses during 2002 was due to lower administrative expenses incurred for servicing the Partnership and its Properties and due to a decrease in state taxes. The decrease in operating expenses during 2002 was partially offset by an increase in depreciation expense due to the purchase of three Properties during 2002 and the fact that during 2001, the Partnership reclassified the lease relating to the Property in North Fort Myers, Florida from direct financial leases to operating leases as a result of the tenant vacating the Property.

         The decrease in operating expenses during 2002 was partially offset by higher property expenses in 2002 because the Partnership elected to reimburse the tenant of several Golden Corral for certain renovation costs.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         The Property in Statesville, North Carolina was sold in May 2001, and the Partnership received net sales proceeds of approximately $877,000 resulting in a gain of approximately $28,300.

         During 2002, the Partnership identified and sold the Property in Baseball City, Florida, which met the criteria of this standard. In May 2002, the Partnership received net proceeds relating to the sale of this Property of approximately $1,184,600, resulting in a gain of approximately $279,800. The financial results of this Property were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sale of this Property were reinvested in a Property in Denton, Texas.

         During 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, identified and sold two Properties in Columbus, Ohio and Pontiac, Michigan, which met the criteria of this standard. In June 2002, the joint venture sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition in June 2002, this joint venture sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas. The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with a Florida limited partnership and an affiliate of the General Partners.

         In addition, during 2002, the Partnership, as tenants-in common with CNL Income Fund IX, Ltd., an affiliate of the general partners, identified and sold the Property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership and CNL IX, as a new tenancy in common arrangement, used the liquidating distribution from the sale of the property to acquire a property in Buffalo Grove, Illinois.

         The financial results of the Properties in Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois were reported as Discontinued Operations in the condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common presented in the footnotes to the accompanying financial statements.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

         Total rental revenues were $2,552,879 for the year ended December 31, 2001 as compared to $2,755,294 in the same period in 2000. The decrease in rental revenues during 2001, as compared to the same period in 2000, was partially the result of the Partnership selling several Properties during both years. The decrease in rental revenues was partially offset by an increase in rental revenues resulting from the Partnership reinvesting a portion of the net sales proceeds in two Properties in Deerfield, Illinois and Hialeah, Florida. Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase since the Partnership reinvested a portion of the net sales proceeds, from the sale of a Property in 2001, in two Properties with affiliates of the General Partners, as two separate tenancies in common.

         Rental revenues also decreased during 2001, because during 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments. As a result, the Partnership stopped recording rental revenues relating to this Property. In September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in December 2001.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $80,176 and $102,566, respectively, in contingent rental income. The decrease in contingent rental income during 2001, as compared to the same period in 2000, was primarily attributable to a decrease in gross sales for certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 2001 and 2000, the Partnership earned $390,505 and $319,184, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during 2001, as compared to the same period in 2000, was primarily due to the fact that the Partnership invested in 2000 in a Property as tenants-in-common with affiliates of the General Partners, and in 2001 in a Joint Venture and in a Property, as tenants-in-common, with affiliates of the General Partners. The sale in 2001 of the Property owned by Middleburg
Joint Venture partially offset the increase in net income earned by the unconsolidated joint ventures. In conjunction with the sale of the Property, Middleburg Joint Venture recognized a loss of approximately $61,900 in March 2001.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $270,989 and $271,702 in interest and other income. Interest income during 2001 was lower because the Partnership collected $441,500, representing the outstanding principal balance of a mortgage note. The decrease in interest income was primarily offset by the fact that during 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right-of-way taking relating to a parcel of land on its Property in Brooksville, Florida. The proceeds were used to pay liabilities of the Partnership.

         Operating expenses, including depreciation expense and provisions for write-down of assets, were $1,063,333 and $554,511 for the years ended December 31, 2001 and 2000, respectively. During 2001, the Partnership recorded a provision for write-down of assets in the amount of $181,815 relating to the Property in North Fort Myers, Florida, due to the fact that the tenant ceased operations and vacated this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value at December 31, 2001. In addition, during 2001, the Partnership recorded a provision for write-down of assets of $117,664 relating to the property located in Statesville, North Carolina. The tenant of the Property defaulted under the terms of its lease, discontinued operations and vacated the Property. The provision represented the difference between the carrying value of the property and its estimated fair value. The Partnership sold this Property in May 2001.

         The increase in operating expenses during 2001, as compared to 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, and to higher state taxes in some states in which the Partnership conducts business. In addition, the Partnership incurred real estate taxes during 2001 relating to the Property in North Fort Myers, Florida, due to the tenant vacating the Property. The Partnership has re-leased this Property, and the new tenant is responsible for such expenses since December 2001.

         During 2000, the Partnership incurred $32,424 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger.

         As a result of the sales of the Properties, described above, the Partnership recorded a total gain of $28,301 and $612,693 during 2001 and 2000.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                         Page

Report of Independent Certified Public Accountants                        21

Financial Statements:

     Balance Sheets                                                       22

     Statements of Income                                                 23

     Statements of Partners' Capital                                      24

     Statements of Cash Flows                                          25-26

     Notes to Financial Statements                                     27-41

               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund VIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                       December 31,
                                                                               2002                     2001
                                                                        -------------------      -------------------
                             ASSETS

  Real estate properties with operating leases, net                          $  18,256,782       $       15,726,970
  Net investment in direct financing leases                                      4,559,231                4,722,393
  Real estate held for sale                                                             --                  926,538
  Investment in joint ventures                                                   4,609,998                4,601,808
  Mortgage notes receivable                                                             --                  926,080
  Cash and cash equivalents                                                      1,571,487                2,085,133
  Certificates of deposit                                                          382,249                  378,889
  Receivables, less allowance for doubtful accounts of
       $9,084 and $1,114, respectively                                              75,583                   88,175
  Due from related parties                                                           6,637                   52,641
  Accrued rental income                                                          1,392,675                1,398,742
  Other assets                                                                      87,223                   69,874
                                                                        -------------------      -------------------

                                                                             $  30,941,865       $       30,977,243
                                                                        ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                        $     3,622              $     5,600
  Escrowed real estate taxes payable                                                 3,207                   10,654
  Distributions payable                                                            962,501                  787,501
  Due to related parties                                                            69,383                   75,482
  Rents paid in advance and security deposits                                       87,173                   52,096
                                                                        -------------------      -------------------
           Total liabilities                                                     1,125,886                  931,333

  Minority interest                                                                104,755                  106,834

  Partners' capital                                                             29,711,224               29,939,076
                                                                        -------------------      -------------------

                                                                             $  30,941,865            $  30,977,243
                                                                        ===================      ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2002                2001               2000
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                            $   2,131,424      $  1,906,835        $ 1,932,684
     Earned income from direct financing leases                           588,348           646,044            822,610
     Contingent rental income                                              88,664            80,176            102,566
     Interest and other income                                             66,376           270,989            271,702
                                                                ------------------   ---------------    ---------------
                                                                        2,874,812         2,904,044          3,129,562
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 268,405           335,950            176,544
     Property expenses                                                     86,336            50,966             23,963
     State and other taxes                                                 30,446            54,965             18,228
     Depreciation                                                         364,517           321,973            303,352
     Provision for write-down of assets                                        --           299,479                 --
     Transaction costs                                                         --                --             32,424
                                                                ------------------   ---------------    ---------------
                                                                          749,704         1,063,333            554,511
                                                                ------------------   ---------------    ---------------

Income Before Gain on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture
     and Equity in Earnings of Unconsolidated Joint
     Ventures                                                           2,125,108         1,840,711          2,575,051

Gain on Sale of Assets                                                         --            28,301            612,693

Minority Interest in Income of Consolidated
     Joint Venture                                                        (12,864  )        (12,999  )         (13,318  )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             649,791           390,505            319,184
                                                                ------------------   ---------------    ---------------

Income from Continuing Operations                                       2,762,035         2,246,518          3,493,610
                                                                ------------------   ---------------    ---------------

Discontinued Operations (Note 6)
     Income from discontinued operations                                   55,304            90,028             93,561
     Gain on disposal of discontinued operations                          279,813                --                 --
                                                                ------------------   ---------------    ---------------

                                                                          335,117            90,028             93,561
                                                                ------------------   ---------------    ---------------


Net Income                                                          $   3,097,152      $  2,336,546       $  3,587,171
                                                                ==================   ===============    ===============

Income Per Limited Partner Unit
     Continuing Operations                                            $     0.078        $    0.064         $    0.099
     Discontinued Operations                                                0.010             0.003              0.003
                                                                ------------------   ---------------    ---------------


     Total                                                            $     0.088        $    0.067         $    0.102
                                                                ==================   ===============    ===============


Weighted Average Number of
     Limited Partner Units Outstanding                                 35,000,000        35,000,000         35,000,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                         General Partners                             Limited Partners
                                -----------------------------  -----------------------------------------------------------------
                                                 Accumulated                                      Accumulated     Syndication
                                 Contributions   Earnings      Contributions    Distributions       Earnings        Costs
                                --------------  -------------  -------------   ---------------   --------------   --------------
Balance, December 31, 1999       $     1,000    $   285,349   $  35,000,000    $ (29,334,648 )  $  28,378,666     $ (4,015,000 )

    Distributions to limited
       partners ($0.090 per
       limited partner unit)              --             --              --       (3,150,004 )             --               --
    Net income                            --             --              --               --        3,587,171               --
                                -------------  -------------  --------------  ---------------   --------------   --------------

Balance, December 31, 2000             1,000        285,349      35,000,000      (32,484,652 )     31,965,837       (4,015,000 )

    Distributions to limited
       partners ($0.090 per
       limited partner unit)              --             --              --       (3,150,004 )             --               --
    Net income                            --             --              --               --        2,336,546               --
                                -------------  -------------  --------------  ---------------   --------------   --------------

Balance, December 31, 2001             1,000        285,349      35,000,000      (35,634,656 )     34,302,383       (4,015,000 )

    Distributions to limited
       partners ($0.095 per
       limited partner unit)              --             --              --       (3,325,004 )             --               --
    Net income                            --             --              --               --        3,097,152               --
                                -------------  -------------  --------------  ---------------   --------------   --------------

Balance, December 31, 2002       $     1,000    $   285,349   $  35,000,000    $ (38,959,660 )  $  37,399,535     $ (4,015,000 )
                                =============  =============  ==============  ===============   ==============   ==============


   Total
 -------------

  $30,315,367



   (3,150,004 )
    3,587,171
--------------

   30,752,534



   (3,150,004 )
    2,336,546
--------------

   29,939,076



   (3,325,004 )
    3,097,152
--------------

  $29,711,224
==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
      Net Income                                                   $  3,097,152       $  2,336,546      $  3,587,171
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               364,517            321,973           303,352
             Provision for write-down of assets                              --            299,479                --
             Minority interest in income of
                consolidated joint venture                               12,864             12,999            13,318
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                         (108,898 )          103,020            82,374
             Gain on sale of assets                                    (279,813 )          (28,301 )        (612,693 )
             Decrease (increase) in receivables                          25,546             18,894            (3,581 )
             Increase (decrease) in due from related parties             46,004            (22,631 )         (30,010 )
             Amortization of investment in direct
                financing leases                                        187,666            181,500           171,457
             Increase (decrease) in accrued rental income                 3,355               (960 )         (61,481 )
             Decrease (increase) in other assets                        (17,349 )            9,085           (10,803 )
             Decrease in accounts payable,
                accrued expenses, and escrowed real
                estate taxes payable                                     (9,425 )          (30,540 )         (76,533 )
             Increase (decrease) in due to related
                parties                                                  (6,099 )           16,081           (61,926 )
             Increase (decrease) in rents paid in
                advance and security deposits                            35,077            (20,550 )          49,252
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     253,445            860,049          (237,274 )
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                             3,350,597          3,196,595         3,349,897

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                 1,184,559            877,000         3,822,716
         Additions  to  real  estate   properties  with
             operating leases                                        (2,894,329 )               --        (2,925,217 )
         Return of capital from joint venture                           265,926                 --                --
         Liquidating distribution from joint venture                  1,076,041            236,665                --
         Investment in joint venture                                 (1,241,259 )         (865,942 )        (960,068 )
         Collections on mortgage notes receivable                       917,857            494,206            48,701
         Investment in certificates of deposit                         (376,202 )         (368,111 )        (450,000 )
         Redemption of certificates of deposit                          368,111            452,772                --
                                                                 ---------------    ---------------    --------------
             Net cash provided by (used in) investing
                activities                                             (699,296 )          826,590          (463,868 )
                                                                 ---------------    ---------------    --------------

Cash flows from Financing Activities:
         Distributions to limited partners                           (3,150,004 )       (3,150,004 )      (3,150,004 )
         Distributions to holder of minority interest                   (14,943 )          (14,683 )         (13,379 )
                                                                 ---------------    ---------------    --------------
             Net cash used in financing activities                   (3,164,947 )       (3,164,687 )      (3,163,383 )
                                                                 ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (513,646 )          858,498          (277,354 )

Cash and Cash Equivalents at Beginning of Year                        2,085,133          1,226,635         1,503,989
                                                                 ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                           $  1,571,487       $  2,085,133      $  1,226,635
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------
Supplemental Schedule of Non-Cash
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                            $   962,501        $   787,501       $   787,501
                                                                 ===============    ===============    ==============


                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $477,000, $433,000, and $411,500, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000

1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The
         General Partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The General Partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 87.68% interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in Asheville Joint Venture; CNL Restaurant Investments II; Bossier City Joint Venture; and CNL VIII, X, XII Kokomo Joint Venture; and a property in Walker, Louisiana; a property in Denver, Colorado; a property in Kenosha, Wisconsin; and a property in Buffalo Grove, Illinois for which each property is held with affiliates of the General Partners as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000

1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2002                   2001
                                                             --------------------   --------------------
                 Land                                             $    9,988,909         $    8,953,287
                 Buildings                                            10,928,236              9,069,529
                                                             --------------------   --------------------
                                                                      20,917,145             18,022,816

                 Less accumulated depreciation                        (2,660,363 )           (2,295,846 )
                                                             --------------------   --------------------

                                                                  $   18,256,782         $   15,726,970
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

         In September 2000, the Partnership sold its property in Jacksonville, Florida and received net sales proceeds of approximately $420,000, resulting in a gain of approximately $127,900. In October 2000, the Partnership reinvested these sales proceeds in a Property in Hialeah, Florida at an approximate cost of $472,300.

         In May 2001, the Partnership sold its property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the prepaid principal received in 2001 relating to a promissory note, in a Property located in Ontario, Oregon, at an approximate cost of $654,400.

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Baseball City, Florida, in a Property located in Denton, Texas, at an approximate cost of approximately $1,147,600. The property was acquired from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In September 2002, the Partnership reinvested the prepaid principal received in May 2002 relating to a promissory note, in a Property located in Eden Prairie, Minnesota, at an approximate cost of $1,093,900. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                2003                                        $  2,320,788
                2004                                           2,334,917
                2005                                           2,208,681
                2006                                           1,742,117
                2007                                           1,700,145
                Thereafter                                     9,618,929
                                                         ----------------

                                                            $ 19,925,577
                                                         ================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                 2002               2001
                                           -----------------   ---------------

         Minimum lease payments
            receivable                        $  6,215,952       $  6,930,618
         Estimated residual values               1,700,249          1,700,249
         Less unearned income                   (3,356,970 )       (3,908,474 )
                                            -----------------  ---------------

         Net investment in direct
            financing leases                  $  4,559,231      $   4,722,393
                                            =================  ===============

         In July 2000 and May 2001, the Partnership sold two and one properties, respectively, for which the building portion had been classified as a direct financing lease. Accordingly, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income.

         At June 30, 2001, the Partnership established a provision for write-down of assets of $88,144 for its property in North Fort Myers, Florida, because the tenant ceased operations and vacated this property. The provision represented the difference between the carrying value of the property and its estimated fair value at June 30, 2001. During July 2001, this lease was terminated. As a result, the Partnership reclassified the lease from direct financing leases to real estate properties with operating leases. No loss on the reclassification of the direct financing lease was recorded.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                     2003                                 $   772,901
                     2004                                     772,901
                     2005                                     772,901
                     2006                                     799,228
                     2007                                     812,347
                     Thereafter                             2,285,674
                                                      ----------------

                                                         $  6,215,952
                                                      ================


4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has an 85.54%, a 36.8%, a 34%, and a 10% interest in the profits and losses of Asheville Joint Venture, CNL Restaurant Investments II, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Asheville Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture each owns and leases one property, and CNL Restaurant Investments II owns and leases five properties, to an operator of national fast-food or family-style restaurants. In addition, the Partnership owns properties in Walker, Louisiana; Denver, Colorado; Kenosha, Wisconsin; and Buffalo Grove, Illinois as tenants-in-common with affiliates of the General Partners. As of December 31, 2002, the Partnership owned a 17%, 19.3%, 10%, and 66% interest, respectively, in these properties, as four separate tenancy-in common arrangements.

         In August 2000, the Partnership used a portion of the net sales proceeds from sale of its properties to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund IX, Ltd., an affiliate of the general partners. In September 2002, the tenancy in common sold its property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership and CNL IX, as a new tenancy in common arrangement, used the liquidating distribution from the sale of the property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners. As of December 31, 2002, the Partnership owned a 66% interest in this property.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000, and recorded a loss of approximately $61,900. The Partnership dissolved the joint venture and did not recognize any gain or loss on the dissolution of the joint venture. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds.

         In April 2001, the Partnership reinvested the amounts received as a return of capital from Middleburg Joint Venture in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., both affiliates of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners. As of December 31, 2002,

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         the Partnership had contributed approximately $211,200 for a 10% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         In June  2001,  the  Partnership  reinvested  a  portion  of the  sales proceeds from the property in Statesville, North Carolina, in an additional property in Walker, Louisiana as tenants-in-common with CNL Income Fund XVI, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $232,300 for a 17% interest in this property. In July 2001, the Partnership reinvested the remaining sales proceeds it received from the sale of the property in Statesville, North Carolina, in an additional property in Denver, Colorado, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $422,500 for a 19.30% interest in the profits and losses of this property. The Partnership accounts for its investment in these properties under the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying properties.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition in June 2002, this joint venture sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund XVII, Ltd. ("CNL XVII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000 from a third party. The Partnership and CNL XVII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership contributed approximately $188,300 for a 10% interest in this property.

         The financial  results  relating to the  properties in Columbus,  Ohio;
         Pontiac,   Michigan;  and  Libertyville,   Illinois  are  reflected  as
         Discontinued Operations below.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                     December 31,
                                                                               2002                 2001
                                                                         -----------------     ---------------
                  Real estate properties with operating
                      leases, net                                        $     13,743,163         $10,448,870
                  Net investment in direct financing
                      Lease                                                       985,387                  --
                  Real estate held for sale                                            --           3,134,176
                  Cash                                                             26,033              38,224
                  Receivables                                                          --              10,397
                  Accrued rental income                                           200,487             124,469
                  Liabilities                                                      16,475               4,452
                  Partners' capital                                            14,938,595          13,751,684


                                                                         Year Ended December 31,
                                                                 2002             2001             2000
                                                            ----------------  --------------  ----------------

                Rental revenues                                 $ 1,444,857       $ 997,803        $  852,201
                Expenses                                           (297,738 )      (223,476 )        (158,609 )
                                                            ----------------  --------------  ----------------
                    Income from continuing operations             1,147,119         774,327           693,592
                                                            ----------------  --------------  ----------------
                Discontinued operations:
                    Income from discontinued operations             173,750         297,399           210,251
                    Gain on disposal of assets                      457,786              --                --
                                                            ----------------  --------------  ----------------
                                                                    631,536         297,399           210,251
                                                            ----------------  --------------  ----------------

                Net Income                                      $ 1,778,655     $ 1,071,726        $  903,843
                                                            ================  ==============  ================

         The Partnership recognized income totaling $649,791, $390,505, and $319,184, for the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures.

5.       Mortgage Notes Receivable:
         -------------------------

         In 1996, the Partnership had accepted two promissory notes in the principal sum totaling $460,000 in connection with the sale of two of its properties in Jacksonville, Florida. The promissory notes, which were collateralized by mortgages on the properties, bore interest at a rate of 10% per annum. During the year ended December 31, 2001, the borrower repaid the total outstanding principal balance of approximately $441,500.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Mortgage Notes Receivable - Continued:
         -------------------------------------

         In addition, in connection with the 1996 sale of its property in Orlando, Florida, the Partnership accepted a promissory note in the principal sum of $1,388,568, representing the gross sales price of the property. The promissory note bore interest at a rate of 10.75% per annum, was collateralized by a mortgage on the property and was being collected in 12 monthly installments of interest only, in 17 monthly installments of $15,413 consisting of principal and interest, and thereafter in 151 monthly installments of $12,633 consisting of principal and interest. In 1999, the borrower repaid a portion of the principal in the amount of $272,500. In 2002, the borrower repaid approximately $917,900 which represented the remaining outstanding principal balance.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                               2002            2001
                                              ------------    ------------

            Principal balance                     $    --       $ 917,857
            Accrued interest receivable                --           8,223
                                              ------------    ------------

                                                  $    --       $ 926,080
                                              ============    ============


         The General Partners believe that the estimated fair value of mortgage notes receivable at December 31, 2001, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

6.       Discontinued Operations:
         -----------------------

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

         The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                                              Year Ended December 31,
                                                                       2002             2001             2000
                                                                  ---------------    ------------    -------------
           Rental revenues                                             $  55,304        $ 90,028         $ 93,561
           Gain on disposal of assets                                    279,813              --               --
                                                                  ---------------    ------------    -------------

           Income from discontinued operations                         $ 335,117        $ 90,028         $ 93,561
                                                                  ===============    ============    =============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the General Partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the General Partners; however, the one percent of net cash flow to be distributed to the General Partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         Effective January 1, 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the General Partners in succeeding years. Accordingly, the General Partners were not allocated any net income and did not receive any distributions for the years ended December 31, 2002, 2001 and 2000.

         During the year ended December 31, 2002, the Partnership declared distributions to the Limited Partners of $3,325,004. During each of the years ended December 31, 2001 and 2000, the Partnership declared distributions to the limited partners of $3,150,004. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $175,000 was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2002             2001              2000
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes              $3,097,152    $   2,336,546       $ 3,587,171

          Effect of timing differences relating to
             depreciation                                             (23,691 )        (57,394 )         (99,400 )

          Provision for write-down of assets                             --          299,479                --

          Direct financing leases recorded as operating
              leases for tax reporting purposes                       299,623          181,500           171,457

          Effect of timing differences relating to
              allowance for doubtful accounts                           7,970          211,991            (5,305 )

          Accrued rental income                                         3,355         (212,295 )         (61,481 )

          Rents paid in advance                                        24,899          (32,217 )          49,252

          Effect of timing differences relating to gains on
               real estate property sales                            (256,869 )         60,643          (597,936 )

          Deduction of transaction costs for tax reporting
               purposes                                                    --               --          (206,488 )

          Effect of timing differences relating to equity
               in   earnings of unconsolidated joint ventures        (163,230 )         15,396            14,929

          Effect of timing differences relating to minority
               interest income of consolidated joint venture         (103,783 )           (481 )           1,113
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 2,885,426      $ 2,803,168       $ 2,853,312
                                                                ==============   ==============   ===============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002, 2001 and 2000.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2002, 2001 and 2000.

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $184,100 $201,158, and $95,548, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         In April 2001, the Partnership, CNL Income Fund X, Ltd., and CNL Income Fund XII, Ltd., through a joint venture agreement, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, at an approximate cost of $2,112,000. CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., are Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions - Continued:
         --------------------------------------

         In June 2002, the Partnership acquired a property in Denton, Texas, from CNL Funding 2001-A, LP, for approximately $1,147,600. In addition, in June 2002, CNL Restaurant Investments II also acquired a property in Dallas, Texas, from CNL Funding 2001-A, LP, for approximately $1,147,400. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint venture. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         In September 2002, the Partnership acquired a property, in Eden Prairie, Minnesota, from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $1,093,900. In addition, the Partnership and CNL IX, as tenants-in-common, acquired from NLI a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.

         The due to related parties consisted of the following at December 31:

                                                                       2002                2001
                                                                 -----------------    ----------------
             Due to Advisor and its Affiliates:
                  Accounting and administrative services               $   14,333          $    5,357
                  Deferred, subordinated real estate
                      disposition fee                                      55,050              55,050
                  Other                                                        --              15,075
                                                                 -----------------    ----------------

                                                                       $   69,383          $   75,482
                                                                 =================    ================

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, each representing more than ten percent of rental revenues and mortgage interest income (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                              2002               2001                2000
                                                         ---------------    ---------------     ---------------
         Golden Corral Corporation                            $ 710,351         $  703,279          $  694,735
         Carrols Corporation and Texas Taco
            Cabana, LP                                          512,513            421,048             422,375


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than ten percent of rental revenues and mortgage interest income (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                  2002               2001                2000
                                             ---------------    ---------------     ---------------
           Golden Corral Family
               Steakhouse Restaurants             $ 710,351         $  680,395          $  722,115
           Burger King                              793,019            581,888             882,922
           Shoney's                                     N/A                N/A             363,946

         The information denoted by N/A indicates that for each period presented the chains did not represent more than ten percent of the Partnership's total rental revenues and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                       2002 Quarter                  First       Second         Third       Fourth         Year
          ---------------------------------------- ----------- ------------  ------------ ------------  ------------
          Continuing Operations (1):
               Revenues                             $ 686,012    $ 646,295     $ 752,864    $ 789,641    $2,874,812
               Equity in earnings of
                 consolidated joint ventures          101,570      198,391       239,385      110,445       649,791
               Income from continuing
                 operations                           582,275      670,488       782,544      726,728     2,762,035

          Discontinued Operations (1):
               Revenues                                38,332       16,972            --           --        55,304
               Income from discontinued
                 operations                            38,332      296,785            --           --       335,117

          Net Income                                  620,607      967,273       782,544      726,728     3,097,152

          Net Income per limited partner unit:
               Continuing operations                  $ 0.017     $  0.020      $  0.022     $  0.020      $  0.079
               Discontinued operations                  0.001        0.008            --           --         0.009
                                                   ----------- ------------  ------------ ------------  ------------
                     Total                            $ 0.018     $  0.028      $  0.022     $  0.020      $  0.088
                                                   =========== ============  ============ ============  ============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                       2001 Quarter                  First       Second         Third        Fourth         Year
          ---------------------------------------- ---------- -------------  ------------  -----------  -------------
          Continuing Operations (1):
               Revenues                             $792,918     $ 703,354     $ 688,378     $719,394     $2,904,044
               Equity in earnings of
                 unconsolidated joint ventures        87,501        90,268       107,815      104,921        390,505
               Income from continuing
                 operations                          386,342       560,582       648,757      650,837      2,246,518

          Discontinued Operations (1):
               Revenues                               19,742        32,808        20,582       16,896         90,028
               Income from discontinued
                 operations                           19,742        32,808        20,582       16,896         90,028

          Net Income                                 406,084       593,390       669,339      667,733      2,336,546

          Net Income per limited partner unit:
               Continuing operations                 $ 0.011     $   0.016      $  0.018     $  0.019      $   0.064
               Discontinued operations                 0.001         0.001         0.001           --          0.003
                                                   ---------- -------------  ------------  -----------  -------------

               Total                                 $ 0.012     $   0.017      $  0.019     $  0.019      $   0.067
                                                   ========== =============  ============  ===========  =============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security  Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $184,100
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


         In June 2002, the Partnership acquired a property in Denton, Texas, from CNL Funding 2001-A, LP, for approximately $1,147,600. In addition, in June 2002, CNL Restaurant Investments II also acquired a property in Dallas, Texas, from CNL Funding 2001-A, LP, for approximately $1,147,400. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint venture. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         In September 2002, the Partnership acquired a property, in Eden Prairie, Minnesota, from CNL Net Lease Investors, L.P. ("NLI"), at an of approximate cost of $1,093,900. In addition, the Partnership and CNL IX, as tenants-in-common, acquired from NLI a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL
Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Schedule IV - Mortgage Loans on Real Estate at December 31, 2002

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

                                           CNL INCOME FUND VIII, LTD.

                                           By:CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE, President


                                           By:ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE


                                           By:JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VIII, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10KQ of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
Robert A. Bourne
----------------------------
President and Treasurer

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002

                                                                      Costs Capitalized
                                                                      Subsequent To
                                                Initial Cost          Acquisition
                                      ---------------------  -----------------
                          Encum-                 Buildings anImprove-   Carrying
                         brances        Land      Improvementsments     Costs
                         ---------    ---------- ----------  ---------  ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
     Deerfield, Illinois    -         $1,296,452         -   $1,156,526     -

    Boston Market Restaurant:
     Eden Prairie, Minnesota-(m)        293,917    799,934          -       -

    Burger King Restaurants:
     Brandon, Florida       -           478,467          -          -       -
     New City, New York     -           372,977          -    557,832       -
     Mansfield, Ohio        -           377,395          -    496,524       -
     Syracuse, New York     -           363,431          -    485,920       -
     New Philadelphia, Ohio -           310,920          -    523,967       -

    Denny's Restaurant:
     Tiffin, Ohio           -           143,592    335,971          -       -
     Ontario, Oregon        -           215,796    432,093          -       -

    Golden Corral Family
     Steakhouse Restaurants:
         College Station, Te-as         517,623          -    877,505       -
         Houston, Texas     -           663,999          -   1,129,910      -
         Beaumont, Texas    -           552,646          -    893,054       -
         Grand Prairie, Texa-           681,824          -    914,235       -

    Hardee's Restaurant:
     Jefferson, Ohio        -           150,587          -          -       -

    Jack in the Box Restaurants:
     Waco, Texas            -           412,942          -          -       -
     Mesa, Arizona          -           609,921          -          -       -

    KFC Restaurant:
     Norton Shores, Michigan-           177,897          -          -       -

    O'Sullivan's Irish American
      Restaurant:
     North Fort Myers, Flori-a          398,423    425,676          -       -

    Perkins Restaurant:
     Memphis, Tennessee     -           431,065          -          -       -

    Pizza Hut Restaurant:
     Hialeah, Florida       -           284,269    193,004          -       -

    Shoney's Restaurants:
     Memphis, Tennessee     -           368,290    601,660          -       -

    Taco Cabana
     Denton, Texas (n)      -           520,875    626,680          -       -

    Wendy's Old Fashioned
     Hamburger Restaurant:
         Midlothian, Virgini-           365,601          -    477,745       -
                                      ---------- ----------  ---------  ------

                                      $9,988,909 $3,415,018  $7,513,218     -
                                      ========== ==========  =========  ======

Properties of Joint Venture in Which
   the Partnership has a 85.54%
   Interest and has Invested in
   Under an Operating Leases:

    Burger King Restaurant:
        Asheville, North Car-lina      $438,695   $450,432   $      -   $   -
                                      ========== ==========  =========  ======

Properties of Joint Venture in Which
   the Partnership has a 36.8%
   Interest and has Invested in
   Under an Operating Leases:

    Burger King Restaurants:
        San Antonio, Texas  -          $350,479   $623,615          -       -
        Raceland, Louisiana -           174,019    986,879          -       -
        New Castle, Indiana -           264,239    662,265          -       -
        Hastings, Minnesota -           155,553    657,159          -       -

    Taco Cabana Restaurant:
     Dallas, Texas (l)      -           633,492    513,931          -       -
                                      ---------- ----------  ---------  ------

                                      $1,577,782 $3,443,849  $      -   $   -
                                      ========== ==========  =========  ======

Property of Joint Venture in Which
    the Partnership has a 34%
    Interest and has Invested in
    Under an Operating Lease:

     IHOP Restaurant
         Bossier City, Louisiana       $453,016   $866,192   $      -   $   -
                                      ========== ==========  =========  ======

Property of Joint Venture in Which
   the Partnership has a 10.00%
   Interest and has Invested in
   Under an Operating Lease:

    Golden Corral Family
           Steakhouse Restaurant:
           Kokomo, Indiana (-)         $644,163  $1,397,579       $ -     $ -
                                      ========== ==========  =========  ======

Property in Which the Partner-
    ship has a 17.00% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    Jack in the Box Restaurants:
     Walker, Louisiana      -          $517,354   $861,245        $ -     $ -
                                      ========== ==========  =========  ======

Property in Which the Partner-
    ship has a 19.30% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    Bennigan's Restaurants:
     Denver, Colorado       -          $802,413  $1,398,252       $ -     $ -
                                      ========== ==========  =========  ======

Property of Joint Venture in Which
   the Partnership has a 10.00%
   Interest and has Invested in
   Under an Operating Lease:

    Texas Roadhouse Restaurant:
     Kenosha, Wisconsin     -          $645,886  $1,237,163         -       -
                                      ========== ==========  =========  ======

Property in Which the Partner-
    ship has a 66% Interest as
    Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

    IHOP Restaurant:
     Buffalo Grove, Illinois-(k)       $598,976          -          -       -
                                      ========== ==========  =========  ======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurants:
        Brandon, Florida    -          $      -          -   $483,107   $   -

    Hardee's  Restaurants:
        Brunswick, Ohio     -           116,199    457,907          -       -
        Grafton, Ohio       -            66,092    411,798          -       -
        Jefferson, Ohio     -                 -    443,444          -       -
        Lexington, Ohio     -           124,707    433,264          -       -

    Jack in the Box Restaurants:
        Waco, Texas         -                 -          -    406,745       -
        Mesa, Arizona       -                 -    561,477          -       -

    KFC Restaurants:
        Grand Rapids, Michig-n          169,175    620,623          -       -
        Norton Shores, Michi-an               -    509,228          -       -

    Perkins Restaurant:
        Memphis, Tennessee  -                 -          -    594,154       -
                                      ---------- ----------  ---------  ------

                                       $476,173  $3,437,741  $1,484,006 $   -
                                      ========== ==========  =========  ======

Property in Which the Partner-
    ship has a 66% Interest as
    Tenants-in-Common and
    has Invested in Under a
    Direct Financing Lease:

    IHOP Restaurant:
     Buffalo Grove, Illinois-(k)       $      -   $991,278   $      -   $   -
                                      ========== ==========  =========  ======







                                                                    Life on Which
             Net Cost Basis at Which                                Depreciation in
             Carried at Close of Period (c)      Date               Latest Income
-----------------------------------
             Buildings and           Accumulatedof Con-   Date      Statement is
   Land      Improvements Total      DepreciatiostructioAcquired     Computed
-----------  ---------- -----------  ---------  ------- ---------   -----------





$1,296,452   $1,156,526 $2,452,978    $93,165    2000    07/00         (b)


   293,917     799,934   1,093,851      8,510    1996    09/02         (b)


   478,467          (f)    478,467          -    1991    10/90         (d)
   372,977     557,832     930,809    108,872    1977    03/91         (h)
   377,395     496,524     873,919     96,906    1989    03/91         (h)
   363,431     485,920     849,351     94,836    1987    03/91         (h)
   310,920     523,967     834,887    102,262    1989    03/91         (h)


   143,592     335,971     479,563    111,085    1990    03/91         (g)
   215,796     432,093     647,889     14,403    1978    01/02         (b)



   517,623     877,505   1,395,128    359,817    1990    09/90         (b)
   663,999   1,129,910   1,793,909    452,377    1990    10/90         (b)
   552,646     893,054   1,445,700    374,431    1990    11/90         (b)
   681,824     914,235   1,596,059    374,126    1990    11/90         (b)


   150,587          (f)    150,587          -    1990    11/90         (d)


   412,942          (f)    412,942          -    1991    11/90         (d)
   609,921          (f)    609,921          -    1991    02/92         (d)


   177,897          (f)    177,897          -    1990    03/91         (d)



   398,423     425,676     824,099     28,029    1991    09/95         (i)


   431,065          (f)    431,065          -    1990    11/90         (d)


   284,269     193,004     477,273     14,475    2000    10/00         (b)


   368,290     601,660     969,950    228,411    1991    08/91         (b)


   520,875     626,680   1,147,555     12,185    1992    06/02         (b)



   365,601     477,745     843,346    186,473    1991    03/91         (b)
-----------  ---------- -----------  ---------

$9,988,909   $10,928,236$20,917,145  $2,660,363
===========  ========== ===========  =========







  $438,695    $450,432    $889,127   $177,004    1986    03/91         (b)
===========  ========== ===========  =========







  $350,479    $623,615    $974,094   $234,126    1986    09/91         (b)
   174,019     986,879   1,160,898    370,508    1988    09/91         (b)
   264,239     662,265     926,504    248,637    1988    09/91         (b)
   155,553     657,159     812,712    246,721    1990    09/91         (b)


   633,492     513,931   1,147,423      9,993    1992    06/02         (b)
-----------  ---------- -----------  ---------

$1,577,782   $3,443,849 $5,021,631   $1,109,985
===========  ========== ===========  =========







  $453,016    $866,192  $1,319,208    $91,164    1998    11/99         (b)
===========  ========== ===========  =========








  $644,163   $1,397,579 $2,041,742    $81,525    2000     4/01         (b)
===========  ========== ===========  =========








  $517,354    $861,245  $1,378,599    $43,062    2001     6/01         (b)
===========  ========== ===========  =========








  $802,413   $1,398,252 $2,200,665    $69,912    2001     7/01         (b)
===========  ========== ===========  =========







  $645,886   $1,237,163 $1,883,049    $17,182    2002    08/02         (b)
===========  ========== ===========  =========








  $598,976          (f)   $598,976          -    1987    09/02         (d)
===========  ========== ===========  =========






  $      -          (f)         (f)        (d)   1991    10/90         (d)


        (f)         (f)         (f)        (e)   1990    11/90         (e)
        (f)         (f)         (f)        (e)   1990    11/90         (e)
         -          (f)         (f)        (d)   1990    11/90         (d)
        (f)         (f)         (f)        (e)   1990    11/90         (e)


         -          (f)         (f)        (d)   1991    11/90         (d)
         -          (f)         (f)        (d)   1991    02/92         (d)


        (f)         (f)         (f)        (e)   1990    02/91         (e)
         -          (f)         (f)        (d)   1990    03/91         (d)


         -          (f)         (f)        (d)   1990    11/90         (d)
-----------

 $       -
===========








 $       -          (f)         (f)        (d)   1987    09/02         (d)
===========



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1999                                 $ 17,059,975        $  1,985,698
                 Dispositions                                                 (2,130,827 )          (315,177 )
                 Acquisitions                                                  2,925,217                  --
                 Depreciation expense                                                 --             303,352
                                                                         ----------------   -------------------

                 Balance, December 31, 2000                                   17,854,365           1,973,873
                 Reclassified to operating lease(i)                              425,676                  --
                 Dispositions                                                   (257,225 )                --
                 Depreciation expense                                                 --             321,973
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   18,022,816           2,295,846
                 Acquisitions                                                  2,894,329                  --
                 Depreciation expense                                                 --             364,517
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $ 20,917,145        $  2,660,363
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has an 85.54%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   889,127         $   131,962
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      889,127             146,976
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      889,127             161,990
                 Depreciation expense                                                 --              15,014
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   889,127         $   177,004
                                                                         ================   =================


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership has
               36.8% Interest and has Invested in Under Operating
              Leases:

                 Balance, December 31, 1999                                 $  3,874,208         $   806,998
                 Depreciation expense                                                 --              97,664
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    3,874,208             904,662
                 Depreciation expense                                                 --              97,664
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    3,874,208           1,002,326
                 Acquisition (l)                                               1,147,423                  --
                 Depreciation expense                                                 --             107,659
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  5,021,631        $  1,109,985
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 34% Interest and has Invested in Under an Operating Lease

                 Balance, December 31, 1999                                 $  1,319,208          $    4,542
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31 2000                                     1,319,208              33,416
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,319,208              62,290
                 Depreciation expense                                                 --              28,874
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,319,208         $    91,164
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 10%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition (j)                                               2,112,011                  --
                 Depreciation expense                                                 --              36,696
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,112,011              36,696
                 Reimbursement of construction costs (j)                         (70,269 )            (1,759 )
                 Depreciation expense                                                 --              46,588
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,041,742         $    81,525
                                                                         ================   =================


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property in Which the Partnership has a 17% Interest and has
              Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   1,366,405                  --
                 Depreciation expense                                                 --              14,354
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,366,405              14,354
                 Acquisition                                                      12,194                  --
                 Depreciation expense                                                 --              28,708
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,378,599         $    43,062
                                                                         ================   =================

            Property in Which the Partnership has a 19.3% Interest and has
              Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   2,188,872                  --
                 Depreciation expense                                                 --              23,304
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,188,872              23,304
                 Acquisition                                                      11,793                  --
                 Depreciation expense                                                 --              46,608
                                                                         ----------------   -----------------

                                                                            $  2,200,665         $    69,912
                                                                         ================   =================

            Property in Which the Partnership has a 10% Interest
              and has Invested in Under an Operating Lease

                 Balance, December 31, 2001                                     $     --            $     --
                 Acquisition                                                   1,883,049                  --
                 Depreciation expense                                                 --              17,182
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,883,049         $    17,182
                                                                         ================   =================

            Property in Which the Partnership has a 66% Interest
              and has Invested in Under an Operating Lease

                 Balance, December 31, 2001                                     $     --            $     --
                 Acquisition (k)                                                 598,976                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   598,976            $     --
                                                                         ================   =================


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $25,620,634 and $14,617,254, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) Effective January 1, 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 27 years.

(h) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of August 1, 1998, and depreciated over its remaining estimated life of approximately 23 years.

(i) Effective July 16, 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of July 16, 2001, and depreciated over its remaining estimated life of approximately 24 years.

(j) During the year ended December 31, 2001, the Partnership and affiliates of the General Partners, as tenant-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $2,112,011. During the year ended December 31, 2002, the Partnership received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted accordingly.

(k) During the year ended December 31, 2002, the Partnership and an affiliate of the General Partners, as tenant-in-common, purchased land and building from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,588,800. The portion of the lease relating to the building has been recorded as a direct financing lease.

(l) During the year ended December 31, 2002, the Partnership and affiliates, purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,400.

(m) During the year ended December 31, 2002, the Partnership and affiliates, purchased land and building from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,093,900.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(n) During the year ended December 31, 2002, the Partnership and affiliates, purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,600

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2002


All notes receivable have been fully collected since the borrowers prepaid all outstanding principal balances in 2002 and 2001. The changes in the carrying amounts are summarized as follows:

                                               2002            2001            2000
                                           -------------   -------------   --------------
          Balance at beginning of
               period                         $ 926,080      $1,424,436       $1,473,571

          Interest earned                        34,910         131,931          150,897

          Collection of principal and
               interest                        (960,990 )      (630,287 )       (200,032 )
                                           -------------   -------------   --------------

          Balance at end of period              $    --       $ 926,080       $1,424,436
                                           =============   =============   ==============

                                  EXHIBIT INDEX



Exhibit Number


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