Form 10-Q
period 2003-03-31
CNL INCOME FUND VIII LTD
filed 2003-05-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS




                                                                          Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  6-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          8

     Item 4.      Controls and Procedures                                  8


Part II.

     Other Information                                                     9-10

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,               December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  18,154,255             $  18,256,782
Net investment in direct financing leases                                        4,509,858                 4.559,231
Investment in joint ventures                                                     4,596,501                 4,609,998
Cash and cash equivalents                                                        1,532,605                 1,571,487
Certificate of deposit                                                             383,923                   382,249
Receivables, less allowance for doubtful accounts
    of $15,566 and $9,084, respectively                                              1,081                    75,583
Due from related parties                                                                --                     6,637
Accrued rental income                                                            1,383,515                 1,392,675
Other assets                                                                        70,420                    87,223
                                                                         ------------------       -------------------

                                                                             $  30,632,158             $  30,941,865
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     33,604               $     3,622
Real estate taxes payable                                                           17,163                     3,207
Distributions payable                                                              787,501                   962,501
Due to related parties                                                              70,926                    69,383
Rents paid in advance and deposits                                                 109,753                    87,173
                                                                         ------------------       -------------------
    Total liabilities                                                            1,018,947                 1,125,886

Minority interest                                                                  104,215                   104,755

Partners' capital                                                               29,508,996                29,711,224
                                                                         ------------------       -------------------

                                                                             $  30,632,158             $  30,941,865
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2003               2002
                                                                              --------------    ---------------
Revenues:
    Rental income from operating leases                                          $  570,821         $  508,441
    Earned income from direct financing leases                                      143,852            149,655
    Interest and other income                                                         3,285             27,916
                                                                              --------------    ---------------
                                                                                    717,958            686,012
                                                                              --------------    ---------------

Expenses:
    General operating and administrative                                             77,086             83,435
    Property expenses                                                                14,634              2,328
    State and other taxes                                                            45,737             30,446
    Depreciation                                                                    102,527             85,956
                                                                              --------------    ---------------
                                                                                    239,984            202,165
                                                                              --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures                                       477,974            483,847

Minority Interest in Income of Consolidated
    Joint Venture                                                                    (3,216 )           (3,142 )

Equity in Earnings of Unconsolidated Joint Ventures                                 110,515            101,570
                                                                              --------------    ---------------

Income from Continuing Operations                                                   585,273            582,275

Discontinued Operations:
    Income from discontinued operations                                                  --             38,332
                                                                              --------------    ---------------

Net Income                                                                       $  585,273         $  620,607
                                                                              ==============    ===============

Income Per Limited Partner Unit
    Continuing operations                                                         $   0.017          $   0.017
    Discontinued operations                                                              --              0.001
                                                                              --------------    ---------------

Total                                                                             $   0.017          $   0.018
                                                                              ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                            35,000,000         35,000,000
                                                                              ==============    ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended               Year Ended
                                                                             March 31,                December 31,
                                                                                2003                      2002
                                                                         -------------------        -----------------
General partners:
    Beginning balance                                                          $    286,349             $    286,349
    Net income                                                                           --                       --
                                                                         -------------------        -----------------
                                                                                    286,349                  286,349
                                                                         -------------------        -----------------

Limited partners:
    Beginning balance                                                            29,424,875               29,652,727
    Net income                                                                      585,273                3,097,152
    Distributions ($0.023 and $0.095 per
       limited partner unit, respectively                                          (787,501 )             (3,325,004 )
                                                                         -------------------        -----------------
                                                                                 29,222,647               29,424,875
                                                                         -------------------        -----------------

Total partners' capital                                                      $   29,508,996            $  29,711,224
                                                                         ===================        =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2003               2002
                                                                             ---------------     --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                 $  927,375         $  909,509
                                                                             ---------------     --------------

       Cash Flows from Investing Activities:
          Additions to real estate with operating leases                                 --           (654,389 )
          Collections on mortgage notes receivable                                       --             13,349
                                                                             ---------------     --------------
                 Net cash used in investing activities                                   --           (641,040 )
                                                                             ---------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                        (962,501 )         (787,501 )
          Distributions to holder of minority interest                               (3,756 )           (3,670 )
                                                                             ---------------     --------------
                 Net cash used in financing activities                             (966,257 )         (791,171 )
                                                                             ---------------     --------------

   Net Decrease in Cash and Cash Equivalents                                        (38,882 )         (522,702 )

   Cash and Cash Equivalents at Beginning of Quarter                              1,571,487          2,085,133
                                                                             ---------------     --------------

   Cash and Cash Equivalents at End of Quarter                                  $ 1,532,605        $ 1,562,431
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


  1.     Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         The Partnership accounts for its approximate 88% interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 26 and 25 Properties directly as of March 31, 2003 and 2002, respectively. In addition, the Partnership also owned 13 Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2003 and 2002.

Capital Resources

         Cash from operating activities was $927,375 and $909,509 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, was a result of changes in the Partnership's working capital.

         Cash and cash equivalents of the Partnership decreased to $1,532,605 at March 31, 2003, from $1,571,487 at December 31, 2002. The funds remaining at March 31, 2003, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,018,947 at March 31, 2003, from $1,125,886 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the quarter ended March 31, 2003, which was accrued at December 31, 2002. The special distribution of $175,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $714,673 for the quarter ended March 31, 2003 as compared to $658,096 in the same period in 2002. The increase in rental revenues during the quarter ended March 31, 2003, as compared to the same period in 2002, was primarily due to the fact that in 2002 the Partnership reinvested the net proceeds from the 2001 and 2002 sales of the Properties in Statesville, North Carolina and Baseball City, Florida and the prepaid principal received on promissory notes from the sales of Properties in 2001 and 2002, in three
Properties  located  in  Ontario,  Oregon;  Denton,  Texas;  and  Eden  Prairie,
Minnesota.

         During the quarters ended March 31, 2003 and 2002, the Partnership earned $110,515 and $101,570, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by unconsolidated joint ventures increased during 2003, because in 2002, the Partnership invested a portion of the return of capital from CNL Restaurant Investments II and a portion from the net sales proceeds from the Property in Libertyville, Illinois, held as a tenancy in common, in two Properties, one in Kenosha, Wisconsin and the other in Buffalo Grove, Illinois, the first one as a separate tenancy in common arrangement with CNL Income Fund XVII, Ltd., and the second one with CNL Income Fund IX, Ltd., each an affiliate of the general partners and a Florida limited partnership.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $3,285 and $27,916, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2003, was primarily due to a reduction in interest income as a result of the prepayment of principal on a mortgage note of approximately $917,900 during 2002. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota.

         Operating expenses, including depreciation expense, were $239,984 and $202,165 for the quarters ended March 31, 2003 and 2002, respectively. The increase in operating expenses during the quarter ended March 31, 2003, as compared to the same period in 2002, was partially due to the fact that during the quarter ended March 31, 2003, the Partnership incurred expenses such as real estate taxes and legal fees relating to the Property in Brandon, Florida due to the filing for bankruptcy in February 2002 of the tenant, Brandon Fast Food Services, Inc. As of May 5, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to this Property, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In addition, operating expenses increased during 2003 due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business and due to an increase in depreciation expense relating to the acquisition of two Properties.

         During the year ended December 31, 2002, the Partnership identified and sold the Property in Baseball City, Florida, which was classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses), of $38,332 during the quarter ended March 31, 2002, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


                                          CNL INCOME FUND VIII, LTD.

                                          By:  CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

Date:  May 9, 2003


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

Date:  May 9, 2003


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

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