Form 10-Q
period 2003-06-30
CNL INCOME FUND VIII LTD
filed 2003-08-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,                December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  18,054,565             $  18,256,782
Net investment in direct financing leases                                        4,458,872                 4,559,231
Investment in joint ventures                                                     4,581,642                 4,609,998
Cash and cash equivalents                                                        1,558,516                 1,571,487
Certificates of deposit                                                            385,306                   382,249
Receivables, less allowance for doubtful accounts
    of $15,033 and $9,084, respectively                                              1,363                    82,220
Accrued rental income                                                            1,374,354                 1,392,675
Other assets                                                                        78,340                    87,223
                                                                         ------------------       -------------------

                                                                             $  30,492,958             $  30,941,865
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     13,083               $     3,622
Real estate taxes payable                                                           25,194                     3,207
Distributions payable                                                              787,501                   962,501
Due to related parties                                                              71,646                    69,383
Rents paid in advance and deposits                                                 109,309                    87,173
                                                                         ------------------       -------------------
    Total liabilities                                                            1,006,733                 1,125,886

Minority interest                                                                  103,573                   104,755

Partners' capital                                                               29,382,652                29,711,224
                                                                         ------------------       -------------------

                                                                             $  30,492,958             $  30,941,865
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                   Six Months Ended
                                                              June 30,                          June 30,
                                                       2003              2002             2003            2002
                                                   --------------    --------------  ---------------  --------------
Revenues:
    Rental income from operating leases               $  574,350        $  510,336      $ 1,148,703     $ 1,014,534
    Earned income from direct financing leases           142,239           146,359          286,091         296,014
    Contingent rental income                               6,282             5,004            2,750           9,247
    Interest and other income                              2,782            24,314            6,067          52,230
                                                   --------------    --------------  ---------------  --------------
                                                         725,653           686,013        1,443,611       1,372,025
                                                   --------------    --------------  ---------------  --------------

Expenses:
    General operating and administrative                  63,277            71,557          140,363         154,992
    Property related                                       7,504            48,154           22,138          50,482
    State and other taxes                                     --                --           45,737          30,446
    Depreciation                                          99,690            87,824          202,217         173,780
                                                   --------------    --------------  ---------------  --------------
                                                         170,471           207,535          410,455         409,700
                                                   --------------    --------------  ---------------  --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures            555,182           478,478        1,033,156         962,325

Minority Interest in Income of Consolidated
    Joint Venture                                         (3,113 )          (3,240 )         (6,329 )        (6,382 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                             109,088           198,391          219,603         299,961
                                                   --------------    --------------  ---------------  --------------

Income from Continuing Operations                        661,157           673,629        1,246,430       1,255,904
                                                   --------------    --------------  ---------------  --------------

Discontinued Operations:
    Income from discontinued operations                       --            16,972               --          55,304
    Gain on disposal of discontinued operations               --           279,813               --         279,813
                                                   --------------    --------------  ---------------  --------------
                                                              --           296,785               --         335,117
                                                   --------------    --------------  ---------------  --------------

Net Income                                            $  661,157        $  970,414      $ 1,246,430     $ 1,591,021
                                                   ==============    ==============  ===============  ==============

Income Per Limited Partner Unit
    Continuing operations                              $   0.019         $   0.020        $   0.036       $   0.035
    Discontinued operations                                   --             0.008               --           0.010
                                                   --------------    --------------  ---------------  --------------

                                                       $   0.019         $   0.028        $   0.036       $   0.045
                                                   ==============    ==============  ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                 35,000,000        35,000,000       35,000,000      35,000,000
                                                   ==============    ==============  ===============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended           Year Ended
                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                        --------------------     ------------------
General partners:
    Beginning balance                                                         $     286,349           $    286,349
    Net income                                                                           --                     --
                                                                        --------------------     ------------------
                                                                                    286,349                286,349
                                                                        --------------------     ------------------

Limited partners:
    Beginning balance                                                            29,424,875             29,652,727
    Net income                                                                    1,246,430              3,097,152
    Distributions ($0.045 and $0.095 per
       limited partner unit, respectively)                                       (1,575,002 )           (3,325,004 )
                                                                        --------------------     ------------------
                                                                                 29,096,303             29,424,875
                                                                        --------------------     ------------------

Total partners' capital                                                      $   29,382,652          $  29,711,224
                                                                        ====================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2003               2002
                                                                             ---------------     --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                $ 1,744,542        $ 1,660,488
                                                                             ---------------     --------------

       Cash Flows from Investing Activities:
          Additions to real estate properties with operating leases                      --         (1,800,478 )
          Proceeds from sale of real estate properties                                   --          1,184,559
          Investment in joint ventures                                                   --             (3,823 )
          Return of capital from joint venture                                           --            265,926
          Collections on mortgage notes receivable                                       --            917,857
          Increase in restricted cash                                                    --            (29,479 )
                                                                             ---------------     --------------
                 Net cash provided by investing activities                               --            534,562
                                                                             ---------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                      (1,750,002 )       (1,575,002 )
          Distributions to holder of minority interest                               (7,511 )           (7,309 )
                                                                             ---------------     --------------
                 Net cash used in financing activities                           (1,757,513 )       (1,582,311 )
                                                                             ---------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                             (12,971 )          612,739

   Cash and Cash Equivalents at Beginning of Period                               1,571,487          2,085,133
                                                                             ---------------     --------------

   Cash and Cash Equivalents at End of Period                                   $ 1,558,516        $ 2,697,872
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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 26 and 24 Properties directly as of June 30, 2003 and 2002, respectively. In addition, the Partnership also owned 13 and 12 Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2003 and 2002, respectively.

Capital Resources

         Cash from operating activities was $1,744,542 and $1,660,488 for the six months ended June 30, 2003 and 2002, respectively. Cash and cash equivalents of the Partnership were $1,558,516 at June 30, 2003, as compared to $1,571,487 at December 31, 2002. At June 30, 2003, these funds were invested in short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with a maturity date of 90 days or less, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. The funds remaining at June 30, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2003 and 2002 ($787,501 for each of the quarters ended June 30, 2003 and 2002). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,006,733 at June 30, 2003 from $1,125,886 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the six months ended June 30, 2003, which was accrued at December 31, 2002. The special distribution of $175,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,434,794 for the six months ended June 30, 2003 as compared to $1,310,548 in the same period in 2002, of which $716,589 and $656,695 were earned during the second quarter of 2003 and 2002, respectively. The increase in rental revenues during the quarter and six months ended June 30, 2003, as compared to the same period in 2002, was the result of the acquisition of three Properties located in Ontario, Oregon; Denton, Texas; and Eden Prairie, Minnesota using proceeds from the 2001 and 2002 sales of Properties in Statesville, North Carolina and Baseball City, Florida, respectively, and the proceeds received from the collection of promissory notes during 2001 and 2002 in connection with Properties sold in previous years.

         In February 2002, Brandon Fast Food Services, Inc., the tenant of the Property in Brandon, Florida, filed for bankruptcy. As of August 7, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership relating to this Property, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         During the six months ended June 30, 2003 and 2002, the Partnership earned $219,603 and $299,961, respectively, attributable to net income earned by unconsolidated joint ventures, of which $109,088 and $198,391 were earned during the second quarter of 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and six months ended June 30, 2002, because CNL Restaurant Investment II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio, in June 2002, to the tenant resulting in a gain of approximately $448,300. CNL Restaurant Investments II, also sold, in June 2003, its Property in Pontiac, Michigan to the tenant resulting in a loss of $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales.

         Net income earned by unconsolidated joint ventures was also higher during the quarter and six months ended June 30, 2002, because the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the general partners and a Florida limited partnership, sold its Property in Libertyville, Illinois, in September 2002, to a third party. The Partnership owned a 66% interest in this Property.

         The decrease in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2003 was partially offset because, in 2002, the Partnership invested in two Properties, one in Kenosha, Wisconsin and the other in Buffalo Grove, Illinois; the first one as a separate tenancy in common arrangement with CNL Income Fund XVII, Ltd., and the second one with CNL Income Fund IX, Ltd., each an affiliate of the general partners and a Florida limited partnership. The Partnership acquired these Properties using a portion of the return of capital received from CNL Restaurant Investments II from its sale of the Property in Pontiac, Michigan, and a portion of the net proceeds received from the sale of the Partnership's Property in Libertyville, Illinois, which the Partnership held as a tenancy in common.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $6,067 and $52,230, respectively, in interest and other income, of which $2,782 and $24,314 were earned during the second quarter of 2003 and 2002, respectively. The decrease in interest and other income during the six months ended June 30, 2003, was primarily due to a reduction in interest income as a result of the collection, during 2002, of the principal balance on a mortgage note of approximately $917,900. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota.

         Operating expenses, including depreciation expense, were $410,455 and $409,700 for the six months ended June 30, 2003 and 2002, respectively, of which $170,471 and $207,535 were incurred during the second quarter of 2003 and 2002. Total operating expenses during the six months ended June 30, 2003 remained constant, as compared to the same period in 2002. However, during this six month period, depreciation expense increased due to the acquisition of two Properties in 2002, and state tax expense relating to several states in which the Partnership conducts business also increased. The increase in these operating expenses was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Property expenses were also higher during the quarter and six months ended June 30, 2002 because the Partnership elected to reimburse the tenant of several Golden Corral Properties for certain renovation costs. During the six months ended June 30, 2003, the Partnership incurred expenses such as real estate taxes and legal fees relating to the Property in Brandon, Florida due to the filing for bankruptcy in February 2002 of the tenant, Brandon Fast Food Services, Inc., as described above.

         During the year ended December 31, 2002, the Partnership identified and sold the Property in Baseball City, Florida, which was classified as Discontinued Operations in the accompanying financial statements. In May 2002, the Partnership sold this Property resulting in a gain of approximately $279,800. The Partnership recognized net rental income (rental revenues less Property related expenses) of $16,972 and $55,304 during the quarter and six months ended June 30, 2002, respectively, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.


                                       CNL INCOME FUND VIII, LTD.

                                       By: CNL REALTY CORPORATION
                                           General Partner


                                           By:/s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By:/s/ Robert A. Bourne
                                              -----------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2