Form 10-Q
period 2003-09-30
CNL INCOME FUND VIII LTD
filed 2003-11-13
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X -

                                    CONTENTS




                                                                     Page
Part I.

     Item 1.  Financial Statements:

                  Condensed Balance Sheets                            1

                  Condensed Statements of Income                      2

                  Condensed Statements of Partners' Capital           3

                  Condensed Statements of Cash Flows                  4

                  Notes to Condensed Financial Statements             5-6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-9

     Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                         9

     Item 4.  Controls and Procedures                                 10


Part II.

     Other Information                                                11-12

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,             December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  17,954,875             $  18,256,782
Net investment in direct financing leases                                        4,406,218                 4,559,231
Investment in joint ventures                                                     4,575,009                 4,609,998
Cash and cash equivalents                                                        1,621,305                 1,571,487
Certificates of deposit                                                            386,516                   382,249
Receivables, less allowance for doubtful accounts
    of $15,033 and $9,084, respectively                                              1,389                    82,220
Accrued rental income                                                            1,365,194                 1,392,675
Other assets                                                                        89,444                    87,223
                                                                         ------------------       -------------------

                                                                             $  30,399,950             $  30,941,865
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     13,803               $     3,622
Real estate taxes payable                                                           29,145                     3,207
Distributions payable                                                              787,501                   962,501
Due to related parties                                                              72,566                    69,383
Rents paid in advance and deposits                                                 124,029                    87,173
                                                                         ------------------       -------------------
    Total liabilities                                                            1,027,044                 1,125,886

Minority interest                                                                  103,068                   104,755

Partners' capital                                                               29,269,838                29,711,224
                                                                         ------------------       -------------------

                                                                             $  30,399,950             $  30,941,865
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                       2003              2002             2003            2002
                                                   --------------    --------------  ---------------  --------------
Revenues:
    Rental income from operating leases               $  574,353        $  547,128      $ 1,723,056     $ 1,561,662
    Earned income from direct financing leases           140,571           146,922          426,662         442,936
    Contingent rental income                               9,381            10,243           12,131          19,490
    Interest and other income                              3,451             9,255            9,518          61,485
                                                    -------------    --------------   --------------  --------------
                                                         727,756           713,548        2,171,367       2,085,573
                                                   --------------    --------------  ---------------  --------------

Expenses:
    General operating and administrative                  55,300            65,497          195,663         220,489
    Property related                                       4,838            10,591           26,976          61,073
    State and other taxes                                     --                --           45,737          30,446
    Depreciation                                          99,690            91,049          301,907         264,829
                                                   --------------    --------------  ---------------  --------------
                                                         159,828           167,137          570,283         576,837
                                                   --------------    --------------  ---------------  --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures            567,928           546,411        1,601,084       1,508,736

Minority Interest in Income of Consolidated
    Joint Venture                                         (3,167 )          (3,252 )         (9,496 )        (9,634 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                             109,926           239,385          329,529         539,346
                                                   --------------    --------------  ---------------  --------------

Income from Continuing Operations                        674,687           782,544        1,921,117       2,038,448
                                                   --------------    --------------  ---------------  --------------

Discontinued Operations:
    Income from discontinued operations                       --                --               --          55,304
    Gain on disposal of discontinued operations               --                --               --         279,813
                                                   --------------    --------------  ---------------  --------------
                                                              --                --               --         335,117
                                                   --------------    --------------  ---------------  --------------

Net Income                                            $  674,687        $  782,544      $ 1,921,117     $ 2,373,565
                                                   ==============    ==============  ===============  ==============

Income Per Limited Partner Unit
    Continuing operations                              $    0.02         $    0.02        $    0.05       $    0.06
    Discontinued operations                                   --                --               --            0.01
                                                   --------------    --------------  ---------------  --------------

                                                       $    0.02         $    0.02        $    0.05       $    0.07
                                                   ==============    ==============  ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                 35,000,000        35,000,000       35,000,000      35,000,000
                                                   ==============    ==============  ===============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                      Nine Months Ended           Year Ended
                                                        September 30,            December 31,
                                                             2003                    2002
                                                     ---------------------     ------------------
General partners:
    Beginning balance                                       $     286,349           $    286,349
    Net income                                                         --                     --
                                                     ---------------------     ------------------
                                                                  286,349                286,349
                                                     ---------------------     ------------------

Limited partners:
    Beginning balance                                          29,424,875             29,652,727
    Net income                                                  1,921,117              3,097,152
    Distributions ($0.068 and $0.095 per
       limited partner unit, respectively)                     (2,362,503 )           (3,325,004 )
                                                     ---------------------     ------------------
                                                               28,983,489             29,424,875
                                                     ---------------------     ------------------

Total partners' capital                                   $    29,269,838          $  29,711,224
                                                     =====================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2003               2002
                                                                             ---------------     --------------
   Net Cash Provided by Operating Activities                                    $ 2,608,517        $ 2,509,844
                                                                             ---------------     --------------

   Cash Flows from Investing Activities:
       Additions to real estate properties with operating leases                         --         (2,894,329 )
       Proceeds from sale of assets                                                      --          1,184,559
       Investment in joint ventures                                                      --         (1,240,733 )
       Return of capital from joint venture                                              --            265,926
       Liquidating distribution from joint venture                                       --          1,048,605
       Collections on mortgage notes receivable                                          --            917,857
       Investment in certificates of deposit                                       (386,215 )         (376,202 )
       Redemption of certificates of deposit                                        376,202            368,111
                                                                             ---------------     --------------
             Net cash used in investing activities                                  (10,013 )         (726,206 )
                                                                             ---------------     --------------

   Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,537,503 )       (2,362,503 )
       Distributions to holder of minority interest                                 (11,183 )          (11,190 )
                                                                             ---------------     --------------
             Net cash used in financing activities                               (2,548,686 )       (2,373,693 )
                                                                             ---------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                              49,818           (590,055 )

   Cash and Cash Equivalents at Beginning of Period                               1,571,487          2,085,133
                                                                             ---------------     --------------

   Cash and Cash Equivalents at End of Period                                   $ 1,621,305        $ 1,495,078
                                                                             ===============     ==============

   Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of period                        $  787,501         $  787,501
                                                                             ===============     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.   Reclassification

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 26 Properties directly as of September 30, 2003 and 2002. In addition, the Partnership also owned 13 Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2003 and 2002.

Capital Resources

        Cash from operating activities was $2,608,517 and $2,509,844 for the nine months ended September 30, 2003 and 2002, respectively. Cash and cash equivalents of the Partnership were $1,621,305 at September 30, 2003, as compared to $1,571,487 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks and certificates of deposit with a maturity date of 90 days or less. The funds remaining at September 30, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2003 and 2002 ($787,501 for each of the quarters ended September 30, 2003 and 2002). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $1,027,044 at September 30, 2003, as compared to $1,125,886 at December 31, 2002. The decrease was primarily a result of the payment of a special distribution to the limited partners during the nine months ended September 30, 2003, which was accrued at December 31, 2002. The decrease was partially offset by an increase in rents paid in advance and deposits at September 30, 2003. The special distribution of $175,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $2,149,718 for the nine months ended September 30, 2003 as compared to $2,004,598 in the same period in 2002, of which $714,924 and $694,050 were earned during the third quarter of 2003 and 2002, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2003, as compared to the same period in 2002, was the result of the 2002 acquisition of three Properties located in Ontario, Oregon; Denton, Texas; and Eden Prairie, Minnesota using proceeds from the 2001 and 2002 sales of Properties in Statesville, North Carolina and Baseball City, Florida, respectively, and the proceeds received from the collection of promissory notes during 2001 and 2002 in connection with Properties sold in previous years.

        In February 2002, Brandon Fast Food Services, Inc., the tenant of the Property in Brandon, Florida, filed for bankruptcy. As of November 7, 2003, the Partnership has continued to receive rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

        During the nine months ended September 30, 2003 and 2002, the Partnership earned $329,529 and $539,346, respectively, attributable to net income earned by unconsolidated joint ventures, of which $109,926 and $239,385 were earned during the third quarter of 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and nine months ended September 30, 2002, because CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio, in June 2002, to the tenant resulting in a gain of approximately $448,300. CNL Restaurant Investments II also sold, in June 2002, its Property in Pontiac, Michigan to the tenant resulting in a loss of approximately $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales.

        Net income earned by unconsolidated joint ventures was also higher during the quarter and nine months ended September 30, 2002, because the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the general partners and a Florida limited partnership, sold its Property in Libertyville, Illinois, in September 2002, to a third party resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this Property. The Partnership recognized its pro-rata share of the gain from this sale, as described below.

        The decrease in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 2003 was partially offset because, in 2002, the Partnership invested in two Properties, one in Kenosha, Wisconsin and the other in Buffalo Grove, Illinois; the first one as a separate tenancy in common arrangement with CNL Income Fund XVII, Ltd., and the second one with CNL Income Fund IX, Ltd., each an affiliate of the general partners and a Florida limited partnership. The Partnership acquired these Properties using a portion of the return of capital received from CNL Restaurant Investments II from its sale of the Property in Pontiac, Michigan, and a portion of the net proceeds received from the sale of the Partnership's Property in Libertyville, Illinois, which the Partnership held as a tenancy in common.

        During the nine months ended September 30, 2003 and 2002, the Partnership also earned $9,518 and $61,485, respectively, in interest and other income, of which $3,451 and $9,255 were earned during the third quarter of 2003 and 2002, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2003, was primarily due to a reduction in interest income as a result of the collection, during 2002, of the principal balance on a mortgage note of approximately $917,900. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota.

        Operating expenses, including depreciation expense, were $570,283 and $576,837 for the nine months ended September 30, 2003 and 2002, respectively, of which $159,828 and $167,137 were incurred during the third quarter of 2003 and 2002. Total operating expenses during the nine months ended September 30, 2003 remained constant, as compared to the same period in 2002. However, during this nine month period, depreciation expense increased due to the acquisition of two Properties in 2002, and state tax expense relating to several states in which the Partnership conducts business also increased. The increase in these operating expenses was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

        Property expenses were also higher during the quarter and nine months ended September 30, 2002 because the Partnership elected to reimburse the tenant of several Golden Corral Properties for certain renovation costs. During the nine months ended September 30, 2003, the Partnership incurred expenses such as real estate taxes and legal fees relating to the Property in Brandon, Florida due to the filing for bankruptcy in February 2002 of the tenant, Brandon Fast Food Services, Inc., as described above.

        During the year ended December 31, 2002, the Partnership identified and sold the Property in Baseball City, Florida, which was classified as Discontinued Operations in the accompanying financial statements. In May 2002, the Partnership sold this Property resulting in a gain of approximately $279,800. The Partnership recognized net rental income (rental revenues less Property related expenses) of $55,304 during the nine months ended September 30, 2002 relating to this Property.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

        In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

              (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003.


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