Form 10-K
period 2003-12-31
CNL INCOME FUND VIII LTD
filed 2004-03-30
CIK 856204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 36 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Statesville, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property located in Walker, Louisiana, and a Bennigan's Property located in Denver, Colorado, each held with affiliates of the General Partners, which are Florida limited partnerships, as separate tenants-in-common arrangements. In addition, during 2001, Middleburg Joint Venture, in which the Partnership owns a 12.46% interest, sold its Property to the tenant, and the Partnership received a return of capital from the net sales proceeds. In April 2001, the Partnership reinvested the majority of the net sales proceeds received from Middleburg Joint Venture and entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with affiliates of the General Partners, which are Florida limited partnerships, to purchase and hold one Property in Kokomo, Indiana. In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Statesville, North Carolina, and the 2001 prepaid principal relating to a promissory note, in a Denny's Property located in Ontario, Oregon. During the year ended December 31, 2002, the Partnership sold its Property in Baseball City, Florida and reinvested the majority of the net sales proceeds in a Taco Cabana Property located in Denton, Texas. In 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio and used the majority of the proceeds from the sale to acquire a Taco Cabana property in Dallas, Texas. In addition in 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership reinvested the return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan in a Texas Roadhouse Property in Kenosha, Wisconsin, as tenants-in-common, with an affiliate of the General Partners and a Florida limited partnership. In addition in 2002, the Partnership reinvested the 2002 prepaid principal relating to a promissory note in a Boston Market Property located in Eden Prairie, Minnesota. Finally in 2002, the Partnership, as tenants-in-common, with an affiliate of the General Partners and a Florida limited partnership, in which the Partnership owns a 66% interest, sold its Property in Libertyville, Illinois, and reinvested the liquidating distribution from the sale to acquire an IHOP property in Buffalo Grove, Illinois, in a new tenancy in common, with an affiliate of the General Partners and a Florida limited partnership.

         As of December 31, 2003, the Partnership owned 39 Properties. The 39 Properties included interests in nine Properties owned by joint ventures, in which the Partnership is a co-venturer, and four Properties owned with affiliates as tenants-in-common. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and the Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from 9 to 25 years (the average being 18 years), and expire between 2005 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. A workout plan has not been approved. As of March 12, 2004, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease would have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The deferred rent is due in equal monthly payments beginning January 2005 and continuing for 60 months thereafter. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

Major Tenants

         During 2003, two lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint venture, Golden Corral Corporation and the affiliated entities under common control, Carrols Corporation and Texas Taco Cabana (hereinafter referred to as "Carrols Corporation"), each contributed more than ten percent of total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2004. In addition, two Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral") and Burger King, each accounted for more than ten percent of total rental revenues in 2003 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's results of operations if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:


               Entity Name             Year      Ownership               Partners                   Property

      Woodway Joint Venture            1991       87.68 %     Various third party partners     Waco, TX

      Asheville Joint Venture          1991       85.54%      CNL Income Fund VI, Ltd.         Asheville, NC

      CNL Restaurant Investments II    1991       36.80%      CNL Income Fund VII, Ltd.        Dallas, TX
                                                              CNL Income Fund IX, Ltd.         Hastings, MN
                                                                                               New Castle, IN
                                                                                               Raceland, LA
                                                                                               San Antonio, TX

      Bossier City Joint Venture       1999       34.00%      CNL Income Fund XII, Ltd.        Bossier City, LA
                                                              CNL Income Fund XIV, Ltd.

      CNL VIII, X, XII Kokomo Joint    2001       10.00%      CNL Income Fund X, Ltd. CNL      Kokomo, IN
           Venture                                            Income Fund XII, Ltd.

      CNL Income Fund VIII, Ltd.       2001       17.00%      CNL Income Fund XVI, Ltd.        Walker, LA
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

      CNL  Income Fund VIII, Ltd.      2002       66.00%      CNL Income Fund IX, Ltd.         Buffalo Grove, IL
           and CNL Income Fund IX,
           Ltd., Tenants in Common

         CNL Restaurant Investments II was formed to hold six Properties; however, it currently holds only five. All other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Woodway Joint Venture but management control is shared equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the Property or entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the Property or entity.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 39 Properties. Of the 39 Properties, 26 are owned by the Partnership in fee simple, nine are owned through joint venture arrangements, and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 17,400 to 128,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by state.

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
                                                      ==============

         Buildings. Each of the Properties owned by the Partnership, directly and indirectly, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements), for federal income tax purposes was $25,620,634 and $15,995,853, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by Restaurant Chain.

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

         Leases. The Partnership leases substantially all the Properties to Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent and occupancy rate per Property for each of the years ended December 31:

                                   2003              2002              2001              2000               1999
                               -------------     -------------    ---------------    --------------    ---------------

Rental Revenues (1)             $ 3,463,663       $ 3,226,476        $ 3,364,048       $ 3,361,651        $ 3,527,515
Properties                               39                39                 37                36                 37
Average Rent per Property         $  88,812        $   82,730          $  90,920         $  93,379          $  95,338
Occupancy Rate                         100%              100%               100%              100%               100%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for each year for the next ten years and thereafter.

                                                                                  Percentage of
                Expiration              Number of         Annual Rental           Gross Annual
                 Year                    Leases              Revenues             Rental Income
              --------------------    --------------    -------------------    --------------------

              2004                               --               $     --                      --
              2005                                8                793,464                  22.08%
              2006                                1                118,124                   3.29%
              2007                               --                     --                      --
              2008                               --                     --                      --
              2009                                1                142,910                   3.98%
              2010                                7                713,240                  19.85%
              2011                               10                863,922                  24.04%
              2012                               --                     --                      --
              2013                               --                     --                      --
              Thereafter                         12                962,251                  26.76%
                                      --------------    -------------------    --------------------
              Totals                             39            $ 3,593,911                 100.00%
                                      ==============    ===================    ====================

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (four leases expiring in 2005 and one lease in 2016) and the average minimum base annual rent is approximately $174,500 (ranging from approximately $145,500 to $218,200).

         Carrols Corporation and Texas Taco Cabana, LP, as a group of affiliated lessees, lease five Burger King and two Texas Taco Cabana restaurants. The initial term is 20 years for five restaurants and 19 years for two restaurants (expiring between 2011 and 2020) and the average minimum base annual rent is approximately $98,000 (ranging from approximately $86,300 to $117,900).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,377 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                             2003 (1)                               2002 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------

         First Quarter              $0.76      $ 0.65        $ 0.72        $0.78       $ 0.65        $ 0.70
         Second Quarter              0.95        0.73          0.89         0.95         0.95          0.95
         Third Quarter               0.95        0.77          0.88         0.95         0.72          0.89
         Fourth Quarter              0.95        0.76          0.90         0.87         0.78          0.83

(1) A total of 264,614 and 371,760 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,150,004 and $3,325,004, respectively, to the Limited Partners. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000 which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the Limited Partners' investment, although in accordance with the partnership agreement, $175,000, was applied toward the Limited Partners' 10% Preferred Return. No amounts distributed to partners for the years ended December 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                              Quarter Ended                     2003                2002
                     ---------------------------------    -----------------   -----------------

                     March 31                                  $   787,501         $   787,501
                     June 30                                       787,501             787,501
                     September 30                                  787,501             787,501
                     December 31                                   787,501             962,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                               2003             2002          2001         2000          1999
                                           --------------   ------------- ------------- ------------ --------------

    Year ended December 31:

    Continuing Operations (3):
          Revenues                         $   2,944,694     $ 2,874,812   $ 2,900,511   $3,133,186     $3,147,881
          Equity in earnings
            unnconsolidated
            joint ventures                      441,781         649,791        390,505      319,184        276,012
          Income from continuing
             operations (1)                    2,432,626       2,762,035     2,242,985    3,497,144      2,719,884

    Discontinued Operations (3):
          Revenues                                    --          55,304        93,561       90,027         90,180
          Income from discontinued
             operations and gain on
             disposal of discontinued
             operations (2)                           --         335,117        93,561       90,027         90,180

    Net income                                 2,432,626       3,097,152     2,336,546    3,587,171      2,810,064

    Net income per Unit:
          Continuing operations               $    0.070       $   0.078     $   0.064    $   0.099      $   0.077
          Discontinued
             operations                               --           0.010         0.003        0.003          0.003
                                           --------------   ------------- ------------- ------------ --------------
          Total                               $    0.070       $   0.088     $   0.067    $   0.102      $   0.080
                                           ==============   ============= ============= ============ ==============

    Cash distributions declared (4)         $  3,150,004     $ 3,325,004   $ 3,150,004   $3,150,004     $3,150,004
    Cash distributions declared per Unit           0.090           0.095         0.090        0.090          0.090

    At December 31:
          Total assets                      $ 30,124,338     $30,941,865   $30,977,243  $31,827,394    $31,479,495
          Total partners' capital             28,993,846      29,711,224    29,939,076   30,752,534     30,315,367

(1) Income from continuing operations for the years ended December 31, 2003 and 2001 includes $208,137 and $299,479, respectively, from provisions for write-down of assets. Income from continuing operations for the year ended December 31, 2001 and 2000, includes $28,301 and $612,693, respectively, from gain on sale of assets.

(2) The year ended December 31, 2002 includes a gain on disposal of discontinued operations of $279,813.

(3) Certain items in prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2003 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(4) Distributions for the year ended December 31, 2002, include special distributions to the Limited Partners for a total of $175,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $49,200 to $251,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         The Partnership owned 26 Properties directly as of December 31, 2003 and 2002 and 13 Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2003 and 2002. The Partnership owned 24
Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2001.

Capital Resources

         For the years ended December 31, 2003, 2002, and 2001, cash from operating activities was $3,472,940, $3,350,597, and $3,196,595, respectively. The increase in cash from operating activities during the year ended December 31, 2003, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. The increase in cash from operating activities in 2002, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 12.46% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000, and recorded a loss of approximately $61,900. Middleburg Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss on the dissolution of the joint venture was recorded. As a result, the Partnership received approximately $236,700 as a return of capital for its pro-rata share of the net sales proceeds. In April 2001, the Partnership reinvested $211,200 in another joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund X, Ltd. and CNL Income Fund XII, Ltd., Florida limited partnerships and affiliates of the General Partners. The joint venture acquired a Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture.

         In May 2001, the Partnership sold its Property in Statesville, North Carolina, and received net sales proceeds of $877,000, resulting in a gain of approximately $28,300. In June and July 2001, the Partnership reinvested
$232,300 and $422,500 of these sales proceeds in two additional Properties, Walker, Louisiana and Denver, Colorado, as two separate tenancy in common arrangements with Florida limited partnerships and affiliates of the General Partners.

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

         In February 2002, a tenant, Brandon Fast Food Services, Inc., filed for bankruptcy. The tenant has neither rejected nor affirmed the one lease it has with the Partnership. A workout plan has not been approved. As of March 12, 2004, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease would have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In May 2002, the borrower relating to a promissory note accepted in 1996 in connection with the sale of one of the Partnership's Properties repaid the outstanding principal of approximately $917,900. In September 2002, the Partnership reinvested the prepaid principal in a Property located in Eden Prairie, Minnesota, at an approximate cost of $1,093,900. The Property was acquired from CNL Net Lease Investors, L.P. ("NLI"). During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's General Partners.

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

         In addition in June 2002, CNL Restaurant Investments II also sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The tenant exercised its option to purchase the Property under the terms of the lease. The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested $188,300 of the return of capital to acquire a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership and the affiliate of the General Partners entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest.

         In September 2002, the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners, sold its Property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this Property. The Partnership and the affiliate of the General Partners, under a new tenancy in common arrangement, used the liquidating distribution from the sale of the Property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The Property was acquired from NLI during 2002, and prior to the Partnership's acquisition of this property, CFN and GP Corp purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Property at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The deferred rent is due in equal monthly payments beginning January 2005 and continuing for 60 months thereafter. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

         None of the Properties owned by the Partnership, or the joint venture or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         At December 31, 2003, the Partnership had $1,701,023 in cash and cash equivalents, as compared to $1,571,487 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date. As of December 31, 2003, the average interest rate earned on the rental income deposited was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities will be used to fund additional construction costs and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004, $3,325,004 and $3,150,004 for the years ended December 31, 2003, 2002, and 2001, respectively. This represents distributions of $0.09, $0.10, and $0.09 per Unit for the years ended December 31, 2003, 2002, and 2001, respectively. During the quarter ended
December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the Limited Partners' investment, although in accordance with the partnership agreement, the total amount was applied toward the Limited Partners' 10% Preferred Return. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $12,655 and $14,333, respectively, to affiliates for such amounts as operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 2003, the Partnership had incurred $55,050 in real estate disposition fees due to an affiliate as a result of services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $960,307 at December 31, 2003, from $1,056,503 at December 31, 2002. The decrease was primarily a result of the payment of a special distribution to the limited partners during the year ended December 31, 2003, which was accrued at December 31, 2002. The decrease was partially offset by an increase in rents paid in advance and deposits at December 31, 2003. The special distribution of $175,000 represented accumulated, excess operating reserves. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property, within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31,
2002

         Rental revenues from continuing operations were $2,862,634 for the year ended December 31, 2003 as compared to $2,719,772 in the same period in 2002. The increase in rental revenues during 2003, as compared to the same period in 2002, was the result of the 2002 acquisition of three Properties located in Ontario, Oregon, Denton, Texas, and Eden Prairie, Minnesota using proceeds from the 2001 and 2002 sales of Properties in Statesville, North Carolina and Baseball City, Florida, respectively, and the proceeds received from the collection of promissory notes during 2001 and 2002 in connection with Properties sold in previous years.

         In February 2002, Brandon Fast Food Services, Inc., the tenant of the Property in Brandon, Florida, filed for bankruptcy. As of March 12, 2004, the Partnership has continued to receive rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $71,888 and $88,664, respectively, in contingent rental income.

         During the years ended December 31, 2003 and 2002, the Partnership earned $441,781 and $649,791, respectively, attributable to the net income earned by unconsolidated joint ventures. Net income earned by unconsolidated joint ventures was higher during the year ended December 31, 2002, because CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its Property in Columbus, Ohio, in June 2002, to the tenant resulting in a gain of approximately $448,300. CNL Restaurant Investments II also sold, in June 2002, its Property in Pontiac, Michigan to the tenant resulting in a loss of approximately $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales.

         Net income earned by unconsolidated joint ventures was also higher during the year ended December 31, 2002, because the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the general partners and a Florida limited partnership, sold its Property in Libertyville, Illinois, in September 2002, to a third party resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this Property. The Partnership recognized its pro-rata share of the gain from this sale, as described below.

         The decrease in net income earned by unconsolidated joint ventures during the year ended December 31, 2003 was partially offset because, in 2002, the Partnership invested in two Properties, one in Kenosha, Wisconsin and the other in Buffalo Grove, Illinois; each as a separate tenancy in common arrangement with an affiliate of the General Partners and a Florida limited partnership. The Partnership acquired these Properties using a portion of the return of capital received from CNL Restaurant Investments II from its sale of the Property in Pontiac, Michigan, and a portion of the net proceeds received from the sale of the Partnership's Property in Libertyville, Illinois, which the Partnership held as a tenancy in common.

         During 2003, two lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint venture, Golden Corral Corporation, and the affiliated entities under common control, Carrols Corporation and Texas Taco Cabana (hereinafter referred to as "Carrols Corporation"), each contributed more than ten of percent of total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to five restaurants, and Carrols Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of total rental revenues in 2004. In addition, two Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral") and Burger King, each accounted for more than ten percent of total rental revenues in 2003 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $10,172 and $66,376, respectively, in interest and other income, respectively. The decrease in interest and other income during the year ended December 31, 2003, was primarily due to a reduction in interest income as a result of the collection, during 2002, of the principal balance on a mortgage note of approximately $917,900. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota.

         Operating expenses, including depreciation expense and provision for the write-down of assets, were $941,193 and $749,704 for the years ended December 31, 2003 and 2002, respectively. The increase in operating expenses during 2003, as compared to 2002, was primarily the result of the Partnership recording a provision for write-down of assets of approximately $208,000 relating to the Property in Brandon, Florida. The provision represented the difference between the Property's net carrying value and it estimated fair value. The tenant of this Property, Brandon Fast Food Services, Inc., filed for bankruptcy in February 2002, as described above. Also, depreciation expense increased due to the acquisition of three Properties in 2002, and state tax expense relating to several states in which the Partnership conducts business also increased. The increase in these operating expenses was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Property expenses were also higher during the year ended December 31, 2002, as compared to 2003, because the Partnership elected to reimburse the tenant of several Golden Corral Properties for certain renovation costs. During the year ended December 31, 2003, the Partnership incurred expenses such as real estate taxes and legal fees relating to the Property in Brandon, Florida.

         During the year ended December 31, 2002, the Partnership identified and sold the Property in Baseball City, Florida, the results of which are classified as discontinued operations in the accompanying financial statements. In May 2002, the Partnership sold this Property resulting in a gain of approximately $279,800. The Partnership recognized net rental income (rental revenues less Property related expenses) of $55,304 during the year ended December 31, 2002 relating to this Property.

         In October 2003, CNL Restaurant Investments II, in which the Partnership owns a 36.80% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the property as held for sale.

         During 2002, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, identified and sold two Properties in Columbus, Ohio and Pontiac, Michigan. In June 2002, the joint venture sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition in June 2002, this joint venture sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas. The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested a portion of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with a Florida limited partnership and an affiliate of the General Partners.

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

         The financial results of the Properties in San Antonio, Texas; Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois, were reported as Discontinued Operations in the combined condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common presented in the footnotes to the accompanying financial statements.

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Rental revenues from continuing operations were $2,719,772 for the year ended December 31, 2002 as compared to $2,554,596 in the same period in 2001. The increase in rental revenues from continuing operations during 2002, as compared to the same period in 2001, was primarily due to the fact that in 2002 the Partnership reinvested the net proceeds from the 2001 and 2002 sales of Statesville, North Carolina and Baseball City, Florida and the prepaid principal received in 2001 and 2002, in three Properties located in Ontario, Oregon, Denton, Texas, and Eden Prairie, Minnesota. The increase in rental revenues during 2002 was partially offset by the sale of a Property in 2001.

         Also, during 2001, the tenant of the Property in North Fort Myers, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership stopped recording rental revenues relating to this Property. The lease was terminated in July 2001. In September 2001, the Partnership entered into a new lease with a new tenant for this Property for which rental payments are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues from continuing operations in future periods will remain at reduced amounts. However, the General Partners do not anticipate that any decrease in rental revenues from continuing operations relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $88,664 and $74,926, respectively, in contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $649,791 and $390,505, respectively, attributable to the net income earned by unconsolidated joint ventures. The increase in operating results reported by unconsolidated joint ventures during 2002, was because the Partnership, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners, sold its property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership owned a 66% interest in this property. The Partnership recognized its pro-rata share of the net gain resulting from this sale.

         In addition, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. CNL Restaurant Investments II, also sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The Partnership recognized its pro-rata share of the net gain resulting from these sales.

         Net operating results reported by unconsolidated joint ventures also increased during 2002, because in both 2002 and 2001, the Partnership invested in a joint venture and in four Properties, each as a separate tenants-in-common arrangement, with Florida limited partnerships and affiliates of the General Partners. In addition, net operating results reported by unconsolidated joint ventures were lower in 2001 because Middleburg Joint Venture sold its Property and recognized a loss of approximately $61,900.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $66,376 and $270,989, respectively, in interest and other income. The decrease in interest and other income during 2002 was partially due to a reduction in interest income as a result of the prepayment of principal on two mortgage notes of approximately $441,500 during 2001, and the prepayment of principal on a third mortgage note of approximately $917,900 during 2002. The proceeds were reinvested in 2002 in a Property in Eden Prairie, Minnesota. During 2001, the Partnership received and recorded as income additional amounts relating to a settlement from the Florida Department of Transportation for a right-of-way taking relating to a parcel of land on its Property in Brooksville, Florida. No such income was received during 2002.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $749,704 and $1,063,334 for the years ended December 31, 2002 and 2001, respectively. Operating expenses were higher during 2001, primarily as a result of the recording of provisions for write-down of assets in the amounts of $181,815 and $117,664, relating to the Properties in North Fort Myers, Florida, and Statesville, North Carolina because the tenants ceased operations and vacated the Properties. The provisions represented the difference between the carrying value of the Properties, and their estimated fair value. The Partnership also incurred expenses such as, real estate taxes, legal, and repairs and maintenance, relating to the Property in North Fort Myers, Florida during 2001. In September 2001, the Partnership entered into a new lease with a new tenant for the Property in North Fort Myers, Florida, and the new tenant is responsible for the property expenses. The decrease in operating expenses was partially offset by legal expenses incurred in 2002 relating to the filing for bankruptcy of a tenant, Brandon Fast Food Services, Inc.

         In addition, the decrease in operating expenses during 2002 was due to lower administrative expenses incurred for servicing the Partnership and its Properties and due to a decrease in state taxes. The decrease in operating expenses during 2002 was partially offset by an increase in depreciation expense due to the purchase of three Properties during 2002 and the fact that during 2001, the Partnership reclassified the lease relating to the Property in North Fort Myers, Florida from direct financing leases to operating leases as a result of the tenant vacating the Property.

         The decrease in operating expenses during 2002 was partially offset by higher property expenses in 2002 because the Partnership elected to reimburse the tenant of several restaurant properties for certain renovation costs.

         In May 2002, the Partnership sold its property in Baseball City, Florida to the tenant and received net sales proceeds of approximately $1,184,600, resulting in a gain on disposal of discontinued operations of approximately $279,800. The partnership identified this property for sale during 2002.

         The Property in Statesville, North Carolina was sold in May 2001, and the Partnership received net sales proceeds of approximately $877,000 resulting in a gain of approximately $28,300.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                    Page

Report of Independent Certified Public Accountants                   22

Financial Statements:

     Balance Sheets                                                  23

     Statements of Income                                            24

     Statements of Partners' Capital                                 25

     Statements of Cash Flows                                     26-27

     Notes to Financial Statements                                28-40

               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund VIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                       December 31,
                                                                               2003                     2002
                                                                        -------------------      -------------------

                             ASSETS

  Real estate properties with operating leases, net                          $  17,855,185            $  18,256,782
  Net investment in direct financing leases                                      4,351,840                4,559,231
  Investment in joint ventures                                                   4,547,753                4,609,998
  Cash and cash equivalents                                                      1,701,023                1,571,487
  Certificates of deposit                                                          385,718                  382,249
  Receivables, less allowance for doubtful accounts of
       $15,033 and $9,084, respectively                                             44,739                   75,583
  Due from related parties                                                              --                    6,637
  Accrued rental income                                                          1,147,151                1,392,675
  Other assets                                                                      90,929                   87,223
                                                                        -------------------      -------------------

                                                                             $  30,124,338            $  30,941,865
                                                                        ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                        $     9,181              $     3,622
  Escrowed real estate taxes payable                                                10,743                    3,207
  Distributions payable                                                            787,501                  962,501
  Due to related parties                                                            67,705                   69,383
  Rents paid in advance and security deposits                                      152,882                   87,173
                                                                        -------------------      -------------------
           Total liabilities                                                     1,028,012                1,125,886

  Minority interest                                                                102,480                  104,755

  Partners' capital                                                             28,993,846               29,711,224
                                                                        -------------------      -------------------

                                                                             $  30,124,338            $  30,941,865
                                                                        ===================      ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                      2003                2002               2001
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $   2,297,124      $  2,131,424       $  1,906,926
     Earned income from direct financing leases                           565,510           588,348            647,670
     Contingent rental income                                              71,888            88,664             74,926
     Interest and other income                                             10,172            66,376            270,989
                                                                ------------------   ---------------    ---------------
                                                                        2,944,694         2,874,812          2,900,511
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 254,157           283,375            342,862
     Property related                                                      31,565            71,366             44,054
     State and other taxes                                                 45,737            30,446             54,965
     Depreciation                                                         401,597           364,517            321,973
     Provision for write-down of assets                                   208,137                --            299,479
                                                                ------------------   ---------------    ---------------
                                                                          941,193           749,704          1,063,333
                                                                ------------------   ---------------    ---------------

Income before gain on sale of assets, minority
     interest and equity in earnings of unconsolidated
     joint ventures                                                     2,003,501         2,125,108          1,837,178

Gain on sale of assets                                                         --                --             28,301

Minority interest                                                         (12,656  )        (12,864  )         (12,999  )

Equity in earnings of unconsolidated joint
     ventures                                                             441,781           649,791            390,505
                                                                ------------------   ---------------    ---------------

Income from continuing operations                                       2,432,626         2,762,035          2,242,985
                                                                ------------------   ---------------    ---------------

Discontinued Operations
     Income from discontinued operations                                                     55,304             93,561
     Gain on disposal of discontinued operations                               --           279,813                 --
                                                                ------------------   ---------------    ---------------
                                                                               --           335,117             93,561
                                                                ------------------   ---------------    ---------------

Net income                                                          $   2,432,626      $  3,097,152       $  2,336,546
                                                                ==================   ===============    ===============

Income per limited partner unit
     Continuing operations                                            $     0.070        $    0.078         $    0.064
     Discontinued operations                                                   --             0.010              0.003
                                                                ------------------   ---------------    ---------------

     Total                                                            $     0.070        $    0.088         $    0.067
                                                                ==================   ===============    ===============

Weighted average number of
     limited partner units outstanding                                 35,000,000        35,000,000         35,000,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                         General Partners                                           Limited Partners
                                ------------------------------------   -----------------------------------------------------------
                                                      Accumulated                                               Accumulated
                                 Contributions         Earnings         Contributions       Distributions         Earnings
                                -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000           $     1,000        $   285,349       $  35,000,000      $ (32,484,652 )     $  31,965,837

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                  --                 --                  --         (3,150,004 )                --
    Net income                                --                 --                  --                 --           2,336,546
                                -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                 1,000            285,349          35,000,000        (35,634,656 )        34,302,383

    Distributions to limited
       partners ($0.095 per
       limited partner unit)                  --                 --                  --         (3,325,004 )                --
    Net income                                --                 --                  --                 --           3,097,152
                                -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                 1,000            285,349          35,000,000        (38,959,660 )        37,399,535

    Distributions to limited
       partners ($0.090 per
       limited partner unit)                  --                 --                  --         (3,150,004 )                --
    Net income                                --                 --                  --                 --           2,432,626
                                -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003           $     1,000        $   285,349       $  35,000,000    $ (42,109,664)        $  39,832,161
                                =================   ================   =================   ================   =================


                See accompanying notes to financial statements.

--------------
 Syndication
    Costs            Total
--------------   --------------

 $ (4,015,000 )    $30,752,534



           --       (3,150,004 )
           --        2,336,546
--------------   --------------

   (4,015,000 )     29,939,076



           --       (3,325,004 )
           --        3,097,152
--------------   --------------

   (4,015,000 )     29,711,224



           --       (3,150,004 )
           --        2,432,626
--------------   --------------

 $ (4,015,000 )    $28,993,846
==============   ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Cash Flows from Operating Activities:
      Net Income                                                   $  2,432,626       $  3,097,152      $  2,336,546
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               401,597            364,517           321,973
             Provision for write-down of assets                         208,137                 --           299,479
             Minority interest                                           12,656             12,864            12,999
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                           62,245           (108,898 )         103,020
             Gain on sale of assets                                          --           (279,813 )         (28,301 )
             Decrease in receivables                                     30,844             25,546            18,894
             Decrease (increase) in due from related                      6,637             46,004           (22,631 )
                parties
             Amortization of investment in direct
                financing leases                                        207,391            187,666           181,500
             Decrease (increase) in accrued rental                       37,387              3,355              (960 )
                income
             Decrease (increase) in other assets                        (3,706)            (17,349 )           9,085
             Increase (decrease) in accounts payable
                and accrued expenses and escrowed real                  13,095              (9,425 )         (30,540 )
                estate taxes payable
             Increase (decrease) in due to related
                parties                                                 (1,678)             (6,099 )          16,081
             Increase (decrease) in rents paid in
                advance and security deposits                            65,709             35,077           (20,550 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                   1,040,314            253,445           860,049
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                             3,472,940          3,350,597         3,196,595

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                        --          1,184,559           877,000
         Additions  to  real  estate   properties  with
             operating leases                                                --         (2,894,329 )              --
         Return of capital from joint venture                                --            265,926                --
         Liquidating distribution from joint venture                         --          1,076,041           236,665
         Investment in joint venture                                         --         (1,241,259 )        (865,942 )
         Collections on mortgage notes receivable                            --            917,857           494,206
         Net  (increase)  decrease in  certificates  of
             deposit                                                    (3,469)             (8,091 )          84,661
                                                                 ---------------    ---------------    --------------
             Net cash provided by (used in) investing
                activities                                              (3,469)           (699,296 )         826,590
                                                                 ---------------    ---------------    --------------

Cash flows from Financing Activities:
         Distributions to limited partners                          (3,325,004)         (3,150,004 )      (3,150,004 )
         Distributions to holder of minority interest                  (14,931)            (14,943 )         (14,683 )
                                                                 ---------------    ---------------    --------------
             Net cash used in financing activities                  (3,339,935)         (3,164,947 )      (3,164,687 )
                                                                 ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                    129,536           (513,646 )         858,498

Cash and Cash Equivalents at Beginning of Year                        1,571,487          2,085,133         1,226,635
                                                                 ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                           $  1,701,023       $  1,571,487      $  2,085,133
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Supplemental Schedule of Non-Cash
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                            $   787,501        $   962,501       $   787,501
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay directly to real estate taxing authorities approximately $463,000, $477,000, and $433,000, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Substantially all leases are for 9 to 25 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2003                   2002
                                                             --------------------   --------------------

                 Land                                             $    9,988,909         $    9,988,909
                 Buildings                                            10,928,236             10,928,236
                                                             --------------------   --------------------
                                                                      20,917,145             20,917,145

                 Less accumulated depreciation                        (3,061,960 )           (2,660,363 )
                                                             --------------------   --------------------

                                                                  $   17,855,185         $   18,256,782
                                                             ====================   ====================

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

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                2004                                $  2,334,917
                2005                                   2,208,681
                2006                                   1,742,117
                2007                                   1,700,145
                2008                                   1,702,575
                Thereafter                             7,916,354
                                                 ----------------

                                                    $ 17,604,789
                                                 ================

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   2003               2002
                                              -----------------  -----------------

           Minimum lease payments
             receivable                          $   5,443,051      $   6,215,952
           Estimated residual values                 1,700,249          1,700,249
           Less unearned income                     (2,791,460 )       (3,356,970 )
                                              -----------------  -----------------

           Net investment in direct
             financing leases                    $   4,351,840      $   4,559,231
                                              =================  =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                     2004                          $   772,901
                     2005                              772,901
                     2006                              799,228
                     2007                              812,347
                     2008                              812,347
                     Thereafter                      1,473,327
                                               ----------------

                                                  $  5,443,051
                                               ================

4.       Investment in Joint Ventures

         The Partnership has an 85.54%, a 36.8%, a 34%, and a 10% interest in the profits and losses of Asheville Joint Venture, CNL Restaurant Investments II, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Asheville Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture each owns one property, and CNL Restaurant Investments II owns five properties. In addition, the Partnership owns properties in Walker, Louisiana; Denver, Colorado; Kenosha, Wisconsin; and Buffalo Grove, Illinois as tenants-in-common with affiliates of the General Partners. As of December 31, 2003, the Partnership owned a 17%, 19.3%, 10%, and 66% interest, respectively, in these properties, as four separate tenancy-in common arrangements.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         The Partnership received approximately $265,900 representing a return of capital for its pro-rata share of the uninvested net sales proceeds relating to the Property in Pontiac, Michigan. In August 2002, the Partnership reinvested $188,300 of the return of capital in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund XVII, Ltd. ("CNL XVII"), a Florida limited partnership and an affiliate of the general partners. The Partnership and CNL XVII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest.

         In September 2002, the Partnership, with CNL Income Fund IX, Ltd., an affiliate of the general partner, sold its property in Libertyville, Illinois, to a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain of approximately $199,300. The Partnership and CNL IX, as a new tenancy in common arrangement, used the liquidating distribution from the sale of the property to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners.

         In October 2003, CNL Restaurant Investments II, in which the Partnership owns a 36.80% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. The joint venture stopped recording depreciation upon identifying the property as held for sale.

         The financial results relating to the properties in Columbus, Ohio, Pontiac, Michigan, Libertyville, Illinois, and San Antonio, Texas are reflected as discontinued operations below.

         The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                 December 31,
                                                                        2003                        2002
                                                                 --------------------         -----------------

          Real estate  properties  with operating  leases, net        $   12,702,163             $  13,003,195
          Net investment in direct financing leases                          967,656                   985,387
          Real estate held for sale                                          724,380                   739,968
          Cash                                                                75,287                    26,033
          Accrued rental income                                              298,654                   200,487
          Liabilities                                                         60,958                    16,475
          Partners' capital                                               14,707,182                14,938,595

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

                                                                          Years ended December 31,
                                                                 2003            2002              2001
                                                             -------------   --------------   ---------------

          Rental revenues                                      $1,639,138      $ 1,349,581        $  902,538
          Expenses                                               (308,261 )       (276,951 )        (202,644 )
                                                             -------------   --------------   ---------------
              Income from continuing operations                 1,330,877        1,072,630           699,894
                                                             -------------  ---------------   ---------------

          Discontinued operations
              Revenues                                             95,286          303,068           475,246
              Expenses                                            (15,988 )        (54,829 )        (103,414 )
              Gain on disposal of assets                               --          457,786                --
                                                             -------------   --------------   ---------------
                                                                   79,298          706,025           371,832
                                                             -------------   --------------   ---------------

          Net income                                           $1,410,175      $ 1,778,655      $  1,071,726
                                                             =============   ==============   ===============

         The Partnership recognized income totaling $441,781, $649,791, and $390,505, for the years ended December 31, 2003, 2001 and 2001, respectively, from these joint ventures.

5.       Mortgage Note Receivable

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

6.       Discontinued Operations

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

         The financial results for this property are reflected as discontinued operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                                             Year Ended December 31,
                                                                      2003             2002             2001
                                                                 ---------------    ------------    -------------

           Rental revenues                                              $    --        $ 55,304         $ 93,561
                                                                 ---------------    ------------    -------------

           Income from discontinued operations                          $    --        $ 55,304         $ 93,561
                                                                 ===============    ============    =============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Allocations and Distributions

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

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The General Partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the General Partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; thereafter, 95% to the limited partners and five percent to the General Partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the General Partners.

         Effective January 1, 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the General Partners in succeeding years. Accordingly, the General Partners were not allocated any net income and did not receive any distributions for the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $3,150,004, $3,325,004, and $3,150,004, respectively. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $175,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $175,000 was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2003             2002              2001
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes           $ 2,432,626       $ 3,097,152    $     2,336,546

          Effect of timing differences relating to
             depreciation                                            (2,728)          (23,691 )          (57,394 )

          Provision for write-down of assets                        208,137               --             299,479

          Direct financing leases recorded as operating
             leases for tax reporting purposes                      207,391           299,623            181,500

          Effect of timing differences relating to
             allowance for doubtful accounts                          5,949             7,970            211,991

          Accrued rental income                                      37,387             3,355           (212,295 )

          Rents paid in advance                                      65,709            24,899            (32,217 )

          Effect of timing differences relating to gains on
             real estate property sales                                  --          (256,869 )          60,643

          Effect of timing differences relating to equity
             in earnings of unconsolidated joint ventures             2,817          (163,230 )          15,396

          Effect of timing differences relating to minority
          interest income of consolidated joint venture              (1,026)         (103,783 )            (481 )

          Other                                                        (370)               --               --
                                                               --------------   --------------   ---------------

          Net income for federal income tax purposes            $ 2,955,892      $ 2,885,426       $ 2,803,168
                                                               ==============   ==============   ===============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc ("the Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002 and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2003, 2002 and 2001.

         During  the  years  ended  December  31,  2003,  2002,  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $143,519, $184,100, and $201,158, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions - Continued

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

         The due to related parties consisted of the following at December 31:

                                                                       2003                2002
                                                                 -----------------    ----------------

             Due to Advisor and its Affiliates:
                  Accounting and administrative services               $   12,655          $   14,333
                  Deferred, subordinated real estate
                      disposition fee                                      55,050              55,050
                                                                 -----------------    ----------------

                                                                       $   67,705          $   69,383
                                                                 =================    ================

10.      Concentration of Credit Risk

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

                                                              2003               2002                2001
                                                         ---------------    ---------------     ---------------

         Golden Corral Corporation                            $ 705,715          $ 710,351          $  703,279
         Carrols Corporation and Texas Taco
            Cabana, LP                                          578,826            512,513             421,048

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Concentration of Credit Risk - Continued

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

                                                             2003               2002                2001
                                                        ---------------    ---------------     ---------------

           Golden Corral Buffet and Grill                    $ 705,715          $ 710,351          $  680,395
           Burger King                                         688,063            793,019             581,888

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                       2003 Quarter                  First       Second         Third       Fourth         Year
          ---------------------------------------- ----------- ------------  ------------ ------------  ------------

          Continuing Operations (1):
               Revenues                             $ 717,958    $ 725,653     $ 727,756    $ 773,327    $2,944,694
               Equity in earnings of
                 unconsolidated joint ventures        110,515      109,088       109,926      112,252       441,781
               Income from continuing
                 operations                           585,273      661,157       674,687      511,509     2,432,626

          Discontinued Operations (1):
               Revenues                                    --           --            --           --            --
               Income from discontinued
                 operations                                --           --            --           --            --

          Net Income                                  585,273      661,157       674,687      511,509     2,432,626

          Income per limited partner unit:
               Continuing operations                  $ 0.017     $  0.019      $  0.019     $  0.015      $  0.070
               Discontinued operations                     --           --            --           --            --
                                                   ----------- ------------  ------------ ------------  ------------
               Total                                  $ 0.017     $  0.019      $  0.019     $  0.015      $  0.070
                                                   =========== ============  ============ ============  ============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data - Continued

                       2002 Quarter                  First       Second         Third       Fourth         Year
          ---------------------------------------- ----------- ------------  ------------ ------------  ------------

          Continuing Operations (1):
               Revenues                             $ 686,012    $ 646,295     $ 752,864    $ 789,641    $2,874,812
               Equity in earnings of
                 unconsolidated joint ventures        101,570      198,391       239,385      110,445       649,791
               Income from continuing
                 operations                           582,275      670,488       782,544      726,728     2,762,035

          Discontinued Operations (1):
                Revenues                                38,332       16,972            --           --        55,304
               Income from and gain
                 on disposal of discontinued
                 operations                            38,332      296,785            --           --       335,117

          Net Income                                  620,607      967,273       782,544      726,728     3,097,152

          Income per limited partner unit:
               Continuing operations                  $ 0.017     $  0.020      $  0.022     $  0.020      $  0.079
               Discontinued operations                  0.001        0.008            --           --         0.009
                                                   ----------- ------------  ------------ ------------  ------------
               Total                                  $ 0.018     $  0.028      $  0.022     $  0.020      $  0.088
                                                   =========== ============  ============ ============  ============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



Item 9A. Controls and Procedures


         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff Has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $143,519
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14. Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                                  2003                    2002
                                                             ---------------         ----------------

              Audit Fees (1)                                    $    12,584               $    9,800
              Tax Fees (2)                                            7,919                    6,990
                                                             ---------------         ----------------
                   Total                                         $   20,503               $   16,790
                                                             ===============         ================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.   Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 2003 and 2002

            Statements of Income for the years ended December 31, 2003, 2002, and 2001

            Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

            Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

            Notes to Financial Statements

    2.   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, 2001

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.

                                         CNL INCOME FUND VIII, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             -----------------------------
                                             ROBERT A. BOURNE, President


                                         By: ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             -----------------------------
                                             ROBERT A. BOURNE


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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         (Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

                                                            Additions                           Deductions
                                                  ---------------------------------    ------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to          Deemed           mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    ------------      ------------  ------------

  2001        Allowance for
                  doubtful
                  accounts (a)          $   459          $    --         $  58,221 (b)    $     -- (c)      $ 57,564      $  1,114
                                  ==============  ===============  ================    ============      ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $   1,114          $    --        $    9,394 (b)    $  1,114 (c)       $   310      $  9,084
                                  ==============  ===============  ================    ============      ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)        $   9,084         $     --        $    7,564 (b)    $  1,082 (c)       $   533      $ 15,033
                                  ==============  ===============  ================    ============      ============  ============


(a) Deducted from receivables.

(b) Reduction of rental, earned and other income.

(c) Amounts written off as uncollectible.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                               Costs Capitalized
                                                                 Subsequent To     Net Cost Basis at Which
                                            Initial Cost          Acquisition    Carried at Close of Period (c)
                                      ---------------------  -----------------  ----------------------------------
                          Encum-                Buildings and Improve-  Carrying           Buildings and
                         brances        Land    Improvements  ments     Costs     Land     Improvements   Total
                         ---------    ---------- ----------  ---------  ------  ---------- -----------  ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
     Deerfield, Illinois    -         $1,296,452         -   $1,156,526     -   $1,296,452 $1,156,526   $2,452,978

    Boston Market Restaurant:
     Eden Prairie, Minnesota-(j)        293,917    799,934          -       -     293,917     799,934   1,093,851

    Burger King Restaurants:
     Brandon, Florida       -           478,467          -          -       -     478,467          (f)    478,467
     New City, New York     -           372,977          -    557,832       -     372,977     557,832     930,809
     Mansfield, Ohio        -           377,395          -    496,524       -     377,395     496,524     873,919
     Syracuse, New York     -           363,431          -    485,920       -     363,431     485,920     849,351
     New Philadelphia, Ohio -           310,920          -    523,967       -     310,920     523,967     834,887

    Denny's Restaurant:
     Tiffin, Ohio           -           143,592    335,971          -       -     143,592     335,971     479,563
     Ontario, Oregon        -           215,796    432,093          -       -     215,796     432,093     647,889

    Golden Corral Family
     Steakhouse Restaurants:
         College Station, Te-as         517,623          -    877,505       -     517,623     877,505   1,395,128
         Houston, Texas     -           663,999          -   1,129,910      -     663,999   1,129,910   1,793,909
         Beaumont, Texas    -           552,646          -    893,054       -     552,646     893,054   1,445,700
         Grand Prairie, Texa-           681,824          -    914,235       -     681,824     914,235   1,596,059

    Hardee's Restaurant:
     Jefferson, Ohio        -           150,587          -          -       -     150,587          (f)    150,587

    Jack in the Box Restaurants:
     Waco, Texas            -           412,942          -          -       -     412,942          (f)    412,942
     Mesa, Arizona          -           609,921          -          -       -     609,921          (f)    609,921

    KFC Restaurant:
     Norton Shores, Michigan-           177,897          -          -       -     177,897          (f)    177,897

    O'Sullivan's Irish American
      Restaurant:
     North Fort Myers, Flori-a          398,423    425,676          -       -     398,423     425,676     824,099

    Perkins Restaurant:
     Memphis, Tennessee     -           431,065          -          -       -     431,065          (f)    431,065

    Pizza Hut Restaurant:
     Hialeah, Florida       -           284,269    193,004          -       -     284,269     193,004     477,273

    Shoney's Restaurants:
     Memphis, Tennessee     -           368,290    601,660          -       -     368,290     601,660     969,950

    Taco Cabana
     Denton, Texas (k)      -           520,875    626,680          -       -     520,875     626,680   1,147,555

    Wendy's Old Fashioned
     Hamburger Restaurant:
         Midlothian, Virgini-           365,601          -    477,745       -     365,601     477,745     843,346
                                      ---------- ----------  ---------  ------  ---------- -----------  ----------

                                      $9,988,909 $3,415,018  $7,513,218     -   $9,988,909 $10,928,236  $20,917,145
                                      ========== ==========  =========  ======  ========== ===========  ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurants:
        Brandon, Florida    -          $      -          -   $483,107   $   -    $      -          (f)         (f)

    Hardee's  Restaurants:
        Brunswick, Ohio     -           116,199    457,907          -       -          (f)         (f)         (f)
        Grafton, Ohio       -            66,092    411,798          -       -          (f)         (f)         (f)
        Jefferson, Ohio     -                 -    443,444          -       -           -          (f)         (f)
        Lexington, Ohio     -           124,707    433,264          -       -          (f)         (f)         (f)

    Jack in the Box Restaurants:
        Waco, Texas         -                 -          -    406,745       -           -          (f)         (f)
        Mesa, Arizona       -                 -    561,477          -       -           -          (f)         (f)

    KFC Restaurants:
        Grand Rapids, Michig-n          169,175    620,623          -       -          (f)         (f)         (f)
        Norton Shores, Michi-an               -    509,228          -       -           -          (f)         (f)

    Perkins Restaurant:
        Memphis, Tennessee  -                 -          -    594,154       -           -          (f)         (f)
                                      ---------- ----------  ---------  ------  ----------

                                       $476,173  $3,437,741  $1,484,006 $   -   $       -
                                      ========== ==========  =========  ======  ==========

                                Life of Which
                                Depreciation in
             Date               Latest Income
Accumulated  of Con-   Date      Statement is
Depreciation struction Acquired    Computed
 ----------  -------   --------    ----------





  $131,721   2000     07/00         (b)


    45,391   1996     09/02         (b)


         -   1991     10/90         (d)
   133,520   1977     03/91         (h)
   118,842   1989     03/91         (h)
   116,304   1987     03/91         (h)
   125,410   1989     03/91         (h)


   123,433   1990     03/91         (g)
    28,803   1978     01/02         (b)



   389,073   1990     09/90         (b)
   490,045   1990     10/90         (b)
   404,203   1990     11/90         (b)
   404,606   1990     11/90         (b)


         -   1990     11/90         (d)


         -   1991     11/90         (d)
         -   1991     02/92         (d)


         -   1990     03/91         (d)



    45,765   1991     09/95         (i)


         -   1990     11/90         (d)


    20,907   2000     10/00         (b)


   248,463   1991     08/91         (b)


    33,077   1992     06/02         (b)



   202,397   1991     03/91         (b)
 ----------

 $3,061,960
 ==========






        (d)  1991     10/90         (d)


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


        (e)  1990     02/91         (e)
        (d)  1990     03/91         (d)


        (d)  1990     11/90         (d)

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001, have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 2000                                 $ 17,854,365        $  1,973,873
                 Reclassified to operating lease(i)                              425,676                  --
                 Dispositions                                                   (257,225 )                --
                 Depreciation expense                                                 --             321,973
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   18,022,816           2,295,846
                 Acquisitions                                                  2,894,329                  --
                 Depreciation expense                                                 --             364,517
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                   20,917,145           2,660,363
                 Depreciation expense                                                 --             401,597
                                                                         ----------------   -----------------

                 Balance, December 31, 2003                                 $ 20,917,145        $  3,061,960
                                                                         ================   =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the wholly owned Properties and the Property owned by the consolidated joint venture was $15,995,853 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2003


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

(j) During the year ended December 31, 2002, the Partnership and affiliates, purchased land and building from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,093,900.

(k) During the year ended December 31, 2002, the Partnership and affiliates, purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,600.

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