Form 10-Q
period 2004-03-31
CNL INCOME FUND VIII LTD
filed 2004-05-14
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

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


                           CNL Income Fund VIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                         59-2963338
-----------------------------------               -----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


      450 South Orange Avenue
         Orlando, Florida                                    32801
-----------------------------------------         ------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS




                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        9

     Item 4.      Controls and Procedures                                9


Part II.
     Other Information                                                   10-11

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,               December 31,
                                                                               2004                      2003
                                                                         ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  18,095,808             $  18,196,164
Net investment in direct financing leases                                        4,295,681                 4,351,840
Real estate held for sale                                                                -                   399,946
Investment in joint ventures                                                     3,900,514                 3,912,953
Cash and cash equivalents                                                        2,541,180                 1,709,779
Certificate of deposit                                                             386,441                   385,718
Receivables, less allowance for doubtful accounts
    of $15,033 in 2004 and 2003                                                     13,617                    44,739
Accrued rental income                                                            1,139,883                 1,149,139
Other assets                                                                        70,624                    90,929
                                                                         ------------------       -------------------

                                                                             $  30,443,748             $  30,241,207
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     27,097               $     9,203
Real estate taxes payable                                                           19,260                    10,743
Distributions payable                                                              787,501                   787,501
Due to related parties                                                              87,172                    67,705
Rents paid in advance and deposits                                                 115,904                   160,072
                                                                         ------------------       -------------------
    Total liabilities                                                            1,036,934                 1,035,224

Minority interests                                                                 210,828                   212,137

Partners' capital                                                               29,195,986                28,993,846
                                                                         ------------------       -------------------

                                                                             $  30,443,748             $  30,241,207
                                                                         ==================       ===================


            See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2004               2003
                                                                              --------------    ---------------
Revenues:
    Rental income from operating leases                                          $  580,724         $  566,075
    Earned income from direct financing leases                                      137,066            143,852
      Contingent rental income                                                       12,867              7,489
    Interest and other income                                                         1,501              2,464
                                                                              --------------    ---------------
                                                                                    732,158            719,880
                                                                              --------------    ---------------

Expenses:
    General operating and administrative                                             88,121             77,086
    Property related                                                                  2,543             13,858
    State and other taxes                                                            50,039             45,737
    Depreciation and amortization                                                   101,116            103,193
                                                                              --------------    ---------------
                                                                                    241,819            239,874
                                                                              --------------    ---------------

Income before minority interests and equity
      in earnings of unconsolidated joint ventures                                  490,339            480,006

Minority interests                                                                   (5,405)            (5,590)

Equity in earnings of unconsolidated joint ventures                                  94,971             96,476
                                                                              --------------    ---------------

Income from continuing operations                                                   579,905            570,892
                                                                              --------------    ---------------

Discontinued operations:
    Income from discontinued operations                                              18,620             14,381
     Gain on the disposal of discontinued operations                                391,116                  -
                                                                              --------------    ---------------

                                                                                    409,736             14,381
                                                                              --------------    ---------------

Net income                                                                       $  989,641         $  585,273
                                                                              ==============    ===============

Income per limited partner unit:
    Continuing operations                                                         $   0.017          $   0.016
    Discontinued operations                                                           0.011              0.001
                                                                              --------------    ---------------

                                                                                  $   0.028          $   0.017
                                                                              ==============    ===============

Weighted average number of limited partner
    units outstanding                                                            35,000,000         35,000,000
                                                                              ==============    ===============

            See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended               Year Ended
                                                                             March 31,                December 31,
                                                                                2004                      2003
                                                                         -------------------        -----------------

General partners:
    Beginning balance                                                          $    286,349             $    286,349
    Net income                                                                           --                       --
                                                                         -------------------        -----------------
                                                                                    286,349                  286,349
                                                                         -------------------        -----------------

Limited partners:
    Beginning balance                                                            28,707,497               29,424,875
    Net income                                                                      989,641                2,432,626
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively                                          (787,501)              (3,150,004)
                                                                         -------------------        -----------------
                                                                                 28,909,637               28,707,497
                                                                         -------------------        -----------------

Total partners' capital                                                      $   29,195,986            $  28,993,846
                                                                         ===================        =================



            See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2004               2003
                                                                             ---------------     --------------


   Net cash provided by operating activities                                     $  834,554         $  930,511
                                                                             ---------------     --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                                 791,062                 --
                                                                             ---------------     --------------
             Net cash provided by investing activities                              791,062                 --
                                                                             ---------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                           (787,501)          (962,501)
       Distributions to holders of minority interests                                (6,714)            (6,869)
                                                                             ---------------     --------------
             Net cash used in financing activities                                 (794,215)          (969,370)
                                                                             ---------------     --------------

   Net increase (decrease) in cash and cash equivalents                             831,401            (38,859)

   Cash and cash equivalents at beginning of quarter                              1,709,779          1,573,584
                                                                             ---------------     --------------

   Cash and cash equivalents at end of quarter                                  $ 2,541,180        $ 1,534,725
                                                                             ===============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          quarter                                                                $  787,501         $  787,501
                                                                             ===============     ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


  1.     Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its approximate 87.68% interest in Woodway Joint Venture and its 85.54% interest in the Asheville Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2004, the Partnership identified one property for sale. During the quarter ended March 31, 2004, the Partnership sold its property in Tiffin, Ohio, to a third party, and received net sales proceeds of approximately $791,100 resulting in a gain on disposal of discontinued operations of approximately $391,100.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003

3.   Discontinued Operations - continued

         The following presents the operating results of the discontinued operations for this property:



                                                  Quarter Ended March 31,

                                                   2004               2003
                                              ---------------    --------------

         Rental revenues                        $  18,620          $  17,468
         Expenses                                      --             (3,087)
                                              ---------------    --------------

         Income from discontinued operations    $  18,620          $  14,381

                                              ===============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 25 and 26 Properties directly as of March 31, 2004 and 2003, respectively. In addition, the Partnership also owned 13 Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2004 and 2003.

Capital Resources

         Net cash provided by operating activities was $834,554 and $930,511 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the quarter ended March 31, 2004 was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         During the quarter ended March 31, 2004, the Partnership sold its Property in Tiffin, Ohio to a third party and received net sales proceeds of approximately $791,100 resulting in a gain on disposal of discontinued operations of approximately $391,100. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $2,541,180 at March 31, 2004, from $1,709,779 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of holding sales proceeds from the current year sale. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in a Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,036,934 and $1,035,224 at March 31, 2004 and December 31, 2003,
respectively. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $717,790 for the quarter ended March 31, 2004 as compared to $709,927 in the same period in 2003. Rental revenues from continuing operations remained relatively constant because the only change in the leased Property portfolio related to a Property accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Jefferson, Lexington, and Grafton, Ohio filed for Chapter 11 bankruptcy protection and rejected the leases relating to the Properties in Lexington and Grafton, Ohio. As of May 3, 2004, the Partnership has received from the guarantor all rental payments relating to these leases. The lost revenues that would result if the guarantor were to cease making rental payments would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         In March 2004, the Partnership entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The Partnership anticipates that deferring the monthly rent through December 2004 on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $12,867 and $7,489, respectively, in contingent rental income. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $94,971 and $96,476, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by unconsolidated joint ventures remained relatively constant because there were no changes in the unconsolidated joint ventures' leased property portfolio.

         Operating expenses, including depreciation and amortization expense, were $241,819 and $239,874 for the quarters ended March 31, 2004 and 2003, respectively. Operating expenses were higher during the quarter ended March 31, 2004, primarily because the Partnership incurred additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in the amount of property related expenses, such as real estate taxes, relating to the Property in Brandon, Florida.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $14,381 during the quarter ended March 31, 2003, relating to the Property in Tiffin, Ohio. During the quarter ended March 31, 2004, the Partnership sold this Property to a third party resulting in a gain on disposal of discontinued operations of approximately
$391,100. The Partnership recognized income from discontinued operations of $18,620 during the quarter ended March 31, 2004, relating to this Property.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


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

                   10.1 Management  Agreement between CNL Income Fund VIII, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

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

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2004.


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

                   10.1 Management  Agreement between CNL Income Fund VIII, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

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