Form 10-Q
period 2004-06-30
CNL INCOME FUND VIII LTD
filed 2004-08-12
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2963338
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS




                                                                           Page
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                               1

                    Condensed Statements of Income                         2

                    Condensed Statements of Partners' Capital              3

                    Condensed Statements of Cash Flows                     4

                    Notes to Condensed Financial Statements                5-7

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8-10

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                            10

     Item 4.    Controls and Procedures                                    11


Part II.

     Other Information                                                     12-13

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                          June 30,              December 31,
                                                            2004                    2003
                                                     ------------------      ------------------
                      ASSETS

Real estate properties with operating leases, net    $      17,995,452       $      18,196,164
Net investment in direct financing leases                    4,237,680               4,351,840
Real estate held for sale                                           --                 399,946
Investment in joint ventures                                 3,888,113               3,912,953
Cash and cash equivalents                                    2,471,733               1,709,779
Certificate of deposit                                         387,247                 385,718
Receivables, less allowance for doubtful accounts
    of $15,033 in 2004 and 2003                                 90,246                  44,739
Accrued rental income                                        1,130,627               1,149,139
Other assets                                                    81,957                  90,929
                                                     ------------------      ------------------

                                                     $      30,283,055       $      30,241,207
                                                     ==================      ==================

        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                $          26,863       $           9,203
Real estate taxes payable                                       24,330                  10,743
Distributions payable                                          787,501                 787,501
Due to related parties                                          76,174                  67,705
Rents paid in advance and deposits                             135,434                 160,072
                                                     ------------------      ------------------
    Total liabilities                                        1,050,302               1,035,224

Minority interests                                             209,461                 212,137

Partners' capital                                           29,023,292              28,993,846
                                                     ------------------      ------------------

                                                     $      30,283,055       $      30,241,207
                                                     ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                   Six Months Ended
                                                              June 30,                          June 30,
                                                        2004             2003             2004             2003
                                                   --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases            $     580,711    $     577,094    $   1,161,435    $   1,143,169
    Earned income from direct financing leases           135,224          142,239          272,290          286,091
    Contingent rental income                               9,616            6,282           22,483           13,771
    Interest and other income                              3,218            3,603            4,719            6,067
                                                   --------------   --------------   --------------   --------------
                                                         728,769          729,218        1,460,927        1,449,098
                                                   --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                  89,761           63,277          177,882          140,363
    Property related                                      10,275            8,376           12,818           22,234
    State and other taxes                                     --               --           50,039           45,737
    Depreciation and amortization                        103,404          100,356          204,520          203,549
                                                   --------------   --------------   --------------   --------------
                                                         203,440          172,009          445,259          411,883
                                                   --------------   --------------   --------------   --------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures            525,329          557,209        1,015,668        1,037,215

Minority interests                                        (5,498)         (5,485)          (10,903)         (11,075)

Equity in earnings of unconsolidated joint
    ventures                                              94,976           95,051          189,947          191,527
                                                   --------------   --------------   --------------   --------------

Income from continuing operations                        614,807          646,775        1,194,712        1,217,667
                                                   --------------   --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                       --           14,382           18,620           28,763
    Gain on disposal of discontinued operations               --               --          391,116               --
                                                   --------------   --------------   --------------   --------------
                                                              --           14,382          409,736           28,763
                                                   --------------   --------------   --------------   --------------

Net income                                         $     614,807    $     661,157    $   1,604,448    $   1,246,430
                                                   ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                          $       0.018    $       0.018    $       0.034    $       0.035
    Discontinued operations                                   --            0.001            0.012            0.001
                                                   --------------   --------------   --------------   --------------
                                                   $       0.018    $       0.019    $       0.046    $       0.036
                                                   ==============   ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                 35,000,000        35,000,000       35,000,000      35,000,000
                                                   ==============    ==============  ===============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                Six Months Ended             Year Ended
                                                    June 30,                December 31,
                                                      2004                      2003
                                               ------------------        ------------------

General partners:
    Beginning balance                          $         286,349         $         286,349
    Net income                                                --                        --
                                               ------------------        ------------------
                                                         286,349                   286,349
                                               ------------------        ------------------

Limited partners:
    Beginning balance                                 28,707,497                29,424,875
    Net income                                         1,604,448                 2,432,626
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively             (1,575,002)               (3,150,004)
                                               ------------------        ------------------
                                                      28,736,943                28,707,497
                                               ------------------        ------------------

Total partners' capital                        $      29,023,292         $      28,993,846
                                               ==================        ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                                        June 30,
                                                                 2004               2003
                                                            --------------     --------------


   Net cash provided by operating activities                $   1,559,473      $   1,758,002
                                                            --------------     --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                               791,062                 --
                                                            --------------     --------------
             Net cash provided by investing activities            791,062                 --
                                                            --------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                       (1,575,002)        (1,750,002)
       Distributions to holders of minority interests             (13,579)           (13,734)
                                                            --------------     --------------
             Net cash used in financing activities             (1,588,581)        (1,763,736)
                                                            --------------     --------------

   Net increase (decrease) in cash and cash equivalents           761,954             (5,734)

   Cash and cash equivalents at beginning of period             1,709,779          1,573,584
                                                            --------------     --------------

   Cash and cash equivalents at end of period               $   2,471,733      $   1,567,850
                                                            ==============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          period                                            $     787,501      $     787,501
                                                            ==============     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


  1.     Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         During 2003, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. During 2004, the contract was terminated, and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Investment in Joint Ventures - Continued

         CNL Restaurant Investments II owns five properties. Bossier City Joint Venture and CNL VIII, X, XII Kokomo Joint Venture each owns one property. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own one property.


         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                       June 30,            December 31,
                                                                         2004                  2003
                                                                   ----------------      ----------------
          Real estate properties with operating
              leases, net                                          $    12,576,032       $    12,729,434
          Net investment in direct financing
              leases                                                       958,129               967,655
          Cash                                                              44,727                66,531
          Accrued rental income                                            304,847               252,850
          Liabilities                                                       31,588                53,747
          Partners' capital                                             13,852,147            13,962,723


                                     Quarter Ended                    Six Months Ended
                                       June 30,                           June 30,
                                 2004             2003             2004             2003
                            --------------   --------------   --------------   --------------
          Revenues          $     410,658    $     411,100    $     821,880    $     825,600
          Expenses                (77,665)         (78,229)        (156,339)        (155,981)
                            --------------   --------------   --------------   --------------

          Net income        $     332,993    $     332,871    $     665,541    $     669,619
                            ==============   ==============   ==============   ==============


         The Partnership recognized income of $189,947 and $191,527 during the six months ended June 30, 2004 and 2003, respectively, $94,976 and $95,051 of which were earned during the second quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

4.       Discontinued Operations

         During 2004, the Partnership identified one property for sale. During March 2004, the Partnership sold its property in Tiffin, Ohio, to a third party, and received net sales proceeds of approximately $791,100, resulting in a gain on disposal of discontinued operations of approximately $391,100.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


4.       Discontinued Operations - continued

         The following presents the operating results of the discontinued operations for this property:

                                                        Quarter Ended                     Six Months Ended
                                                           June 30,                           June 30,
                                                     2004             2003             2004              2003
                                                --------------   --------------   ---------------   --------------

                 Rental revenues                $          --    $      17,469    $       18,620    $      34,937
                 Expenses                                  --           (3,087)               --           (6,174)
                                                --------------   --------------   ---------------   --------------
                 Income from discontinued
                     operations                 $          --    $      14,382    $       18,620    $      28,763
                                                ==============   ==============   ===============   ==============


5.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $35.15 million, consisting of approximately $29.39 million in cash and approximately $5.76 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $223,000 consisting of approximately $186,000 in cash and approximately $37,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 25 and 26 Properties directly as of June 30, 2004 and 2003, respectively. In addition, we also owned 13 Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2004 and 2003.

Capital Resources

         Net cash provided by operating activities was $1,559,473 and $1,758,002 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         In March 2004, we sold our Property in Tiffin, Ohio to a third party and received net sales proceeds of approximately $791,100, resulting in a gain on disposal of discontinued operations of approximately $391,100. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $2,471,733 at June 30, 2004, from $1,709,779 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at June 30, 2004, was primarily a result of holding sales proceeds from the current year sale. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of the operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2004 and 2003 ($787,501 for each of the quarters ended June 30, 2004 and 2003). This represents distributions for each applicable quarter of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,050,302 and $1,035,224 at June 30, 2004 and December 31, 2003, respectively. The increase in total liabilities was due to increases in accounts payable and accrued expenses, real estate taxes payable and due to related parties, partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,433,725 for the six months ended June 30, 2004, as compared to $1,429,260 in the same period in 2003, of which $715,935 and $719,333 were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the leased Property portfolio related to the Property accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Jefferson, Lexington, and Grafton, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the leases were assigned to and assumed by Hardee's Food Systems, Inc. As of August 9, 2004, we have received all of the rental payments relating to these leases.

         In March 2004, we entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The general partners anticipate that deferring the monthly rent through December 2004, on the one lease the tenant has with us, will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on our operating results.

         During the six months ended June 30, 2004 and 2003, we earned $22,483 and $13,771, respectively, in contingent rental income, of which $9,616 and $6,282 were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         During the six months ended June 30, 2004 and 2003, we earned $189,947 and $191,527, respectively, attributable to net income earned by unconsolidated joint ventures, of which $94,976 and $95,051 were earned during the second quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures remained relatively constant, as the Property portfolio owned by the joint ventures and tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, entered into negotiations with a third party to sell the Property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         Operating expenses, including depreciation and amortization expense, were $445,259 and $411,883 for the six months ended June 30, 2004 and 2003, respectively, of which $203,440 and $172,009 were incurred during the second quarters of 2004 and 2003, respectively. Operating expenses were higher during the six months and quarter ended June 30, 2004, primarily because we incurred additional general operating and administrative expenses, including legal fees. The increase during the six months was partially offset by a decrease in the amount of property related expenses, such as real estate taxes, relating to the Property in Brandon, Florida.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $28,763 and $18,620 during the six months ended June 30, 2003 and 2004, respectively, of which $14,382 was recognized during the second quarter of 2003, relating to the Property in Tiffin, Ohio. In March 2004, we sold this Property to a third party resulting in a gain on disposal of discontinued operations of approximately $391,100.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, Asheville Joint
Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $35.15 million, consisting of approximately $29.39 million in cash and approximately $5.76 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $223,000 consisting of approximately $186,000 in cash and approximately $37,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.


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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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