Form 10-Q
period 2004-09-30
CNL INCOME FUND VIII LTD
filed 2004-11-15
CIK 856204

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-19139
                     ---------------------------------------


                           CNL Income Fund VIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                       59-2963338
---------------------------------               --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


        450 South Orange Avenue
           Orlando, Florida                                  32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                --------------------------------


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

                                    CONTENTS




                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          11

     Item 4.      Controls and Procedures                                  11


Part II.

     Other Information                                                     12-13

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,             December 31,
                                                                               2004                      2003
                                                                         ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                        $       17,416,629       $       17,717,697
Net investment in direct financing leases                                         3,812,817                3,970,939
Real estate held for sale                                                                --                1,259,314
Investment in joint ventures                                                      3,874,936                3,912,953
Cash and cash equivalents                                                         3,516,884                1,709,779
Certificate of deposit                                                              388,009                  385,718
Receivables, less allowance for doubtful accounts of $15,814
    and $15,033 in 2004 and 2003, respectively                                      148,074                   44,739
Accrued rental income                                                             1,121,371                1,149,139
Other assets                                                                         90,079                   90,929
                                                                         ------------------       -------------------

                                                                         $       30,368,799       $       30,241,207
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                    $           58,929       $            9,203
Real estate taxes payable                                                            22,989                   10,743
Distributions payable                                                               787,501                  787,501
Due to related parties                                                               78,898                   67,705
Rents paid in advance and deposits                                                  144,125                  160,072
                                                                         ------------------       -------------------
    Total liabilities                                                             1,092,442                1,035,224

Minority interests                                                                  208,036                  212,137

Partners' capital                                                                29,068,321               28,993,846
                                                                         ------------------       -------------------

                                                                         $       30,368,799       $       30,241,207
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                       2004              2003             2004            2003
                                                   --------------    --------------  --------------- ---------------
Revenues:
    Rental income from operating leases            $     564,905     $     561,916   $    1,688,725  $    1,674,724
    Earned income from direct financing leases           117,485           123,851          357,408         375,916
    Contingent rental income                               9,759             9,381           32,242          23,152
    Interest and other income                              2,614             2,679            7,333           7,974
                                                   --------------    --------------  --------------- ---------------
                                                         694,763           697,827        2,085,708       2,081,766
                                                   --------------    --------------  --------------- ---------------

Expenses:
    General operating and administrative                  90,520            55,300          268,402         195,569
    Property related                                       7,649             4,660           17,556          13,493
    State and other taxes                                     --                --           50,039          45,737
    Depreciation and amortization                        102,283           100,356          306,803         303,905
                                                   --------------    --------------  --------------- ---------------
                                                         200,452           160,316          642,800         558,704
                                                   --------------    --------------  --------------- ---------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures            494,311           537,511        1,442,908       1,523,062

Minority interests                                        (5,538)           (5,528)         (16,441)        (16,603)

Equity in earnings of unconsolidated joint
    ventures                                              96,287            95,961          286,234         287,488
                                                   --------------    --------------  --------------- ---------------

Income from continuing operations                        585,060           627,944        1,712,701       1,793,947
                                                   --------------    --------------  --------------- ---------------

Discontinued operations:
    Income from discontinued operations                   37,692            46,743          123,383         127,170
    Gain on disposal of discontinued operations          209,778                --          600,894              --
                                                   --------------    --------------  --------------- ---------------
                                                         247,470            46,743          724,277         127,170
                                                   --------------    --------------  --------------- ---------------

Net income                                         $     832,530     $     674,687   $    2,436,978  $    1,921,117
                                                   ==============    ==============  =============== ===============

Income per limited partner unit:
    Continuing operations                          $       0.017     $       0.018   $        0.049  $        0.051
    Discontinued operations                                0.007             0.001            0.021           0.004
                                                   --------------    --------------  --------------- ---------------
                                                   $       0.024     $       0.019   $        0.070  $        0.055
                                                   ==============    ==============  =============== ===============

Weighted average number of limited partner
    units outstanding                                 35,000,000        35,000,000       35,000,000      35,000,000
                                                   ==============    ==============  =============== ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended              Year Ended
                                                                          September 30,               December 31,
                                                                               2004                       2003
                                                                       ---------------------        -----------------
General partners:
    Beginning balance                                                  $            286,349         $        286,349
    Net income                                                                           --                       --
                                                                       ---------------------        -----------------
                                                                                    286,349                  286,349
                                                                       ---------------------        -----------------

Limited partners:
    Beginning balance                                                            28,707,497               29,424,875
    Net income                                                                    2,436,978                2,432,626
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively                                        (2,362,503)              (3,150,004)
                                                                       ---------------------        -----------------
                                                                                 28,781,972               28,707,497
                                                                       ---------------------        -----------------

Total partners' capital                                                $         29,068,321         $     28,993,846
                                                                       =====================        =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2004               2003
                                                                             ---------------     --------------

   Net cash provided by operating activities                                 $    2,342,160      $   2,617,457
                                                                             ---------------     --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                               1,847,990                 --
         Investments in certificates of deposit                                          --           (386,215)
         Redemption of certificates of deposit                                           --            376,202
                                                                             ---------------     --------------
             Net cash provided by (used in) investing activities                  1,847,990            (10,013)
                                                                             ---------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                         (2,362,503)        (2,537,503)
       Distributions to holders of minority interests                               (20,542)           (20,602)
                                                                             ---------------     --------------
             Net cash used in financing activities                               (2,383,045)        (2,558,105)
                                                                             ---------------     --------------

   Net increase in cash and cash equivalents                                      1,807,105             49,339

   Cash and cash equivalents at beginning of period                               1,709,779          1,573,584
                                                                             ---------------     --------------

   Cash and cash equivalents at end of period                                $    3,516,884      $   1,622,923
                                                                             ===============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          period                                                             $      787,501      $     787,501
                                                                             ===============     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


  1.     Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its approximate 87.68% interest in Woodway Joint Venture and its 85.54% interest in Asheville Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

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

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                    September 30,                    December 31,
                                                                        2004                             2003
                                                                   ----------------                 ----------------
          Real estate properties with operating                    $    12,499,331                   $   12,729,434
          leases, net
          Net investment in direct financing leases                        953,191                          967,655
          Cash                                                              25,174                           66,531
          Accrued rental income                                            330,845                          252,850
          Liabilities                                                       13,828                           53,747
          Partners' capital                                             13,794,713                       13,962,723


                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                      2004              2003             2004            2003
                                                   ------------    ----------------  -------------  ----------------

          Revenues                                 $   415,364     $       414,284   $  1,237,244   $     1,239,884
          Expenses                                     (78,950)            (80,823)      (235,289)         (236,804)
                                                   ------------    ----------------  -------------  ----------------

          Net income                               $   336,414     $       333,461   $  1,001,955   $     1,003,080
                                                   ============    ================  =============  ================

         The Partnership recognized income of $286,234 and $287,488 during the nine months ended September 30, 2004 and 2003, respectively, $96,287 and $95,961 of which were earned during the third quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

3.       Discontinued Operations

         During 2004, the Partnership identified two properties for sale. During March 2004, the Partnership sold its property in Tiffin, Ohio, to a third party, and received net sales proceeds of approximately $791,100, resulting in a gain on disposal of discontinued operations of approximately $391,100. In September 2004, the Partnership sold its property in Brandon, Florida, to a third party, and received net sales proceeds of approximately $1,056,900, resulting in a gain on disposal of discontinued operations of approximately $209,800.

         The following presents the operating results of the discontinued operations for these properties:

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------- ---------------  --------------

                 Rental revenues                $     38,256   $      50,141   $     126,858    $    150,237
                 Expenses                               (564)         (3,398)         (3,475)        (23,067)
                                                -------------  -------------- ---------------  --------------
                 Income from discontinued
                    operations                  $     37,692   $      46,743   $     123,383    $    127,170
                                                =============  ============== ===============  ==============

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $35.15 million, consisting of approximately $29.39 million in cash and approximately $5.76 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $223,000 consisting of approximately $186,000 in cash and approximately $37,000 in preferred stock.
                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 18, 1989 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 24 and 26 Properties directly as of September 30, 2004 and 2003, respectively. In addition, we also owned 13 Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2004 and 2003.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $35.15 million, consisting of approximately $29.39 million in cash and approximately $5.76 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $223,000 consisting of approximately $186,000 in cash and approximately $37,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,342,160 and $2,617,457 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         In March 2004, we sold our Property in Tiffin, Ohio to a third party and received net sales proceeds of approximately $791,100, resulting in a gain on disposal of discontinued operations of approximately $391,100. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         In September 2004, we sold our Property in Brandon, Florida, to a third party and received net sales proceeds of approximately $1,056,900, resulting in a gain on disposal of discontinued operations of approximately $209,800. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $3,516,884 at September 30, 2004, from $1,709,779 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at September 30, 2004, was primarily a result of holding sales proceeds from current year sales. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of the operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2004 and 2003 ($787,501 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.068 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,092,442 and $1,035,224 at September 30, 2004 and December 31, 2003, respectively. The increase in total liabilities was due to increases in accounts payable and accrued expenses, real estate taxes payable and amounts due to related parties, partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $2,046,133 for the nine months ended September 30, 2004, as compared to $2,050,640 in the same period in 2003, of which $682,390 and $685,767 were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the leased Property portfolio related to the two Properties accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Jefferson, Lexington, and Grafton, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the leases were assigned to and assumed by Hardee's Food Systems, Inc. As of November 5, 2004, we have received all of the rental payments relating to these leases.

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

         During the nine months ended September 30, 2004 and 2003, we earned $32,242 and $23,152, respectively, in contingent rental income, of which $9,759 and $9,381 were earned during the third quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of certain restaurants with leases that require the payment of contingent rental income.

         During the nine months ended September 30, 2004 and 2003, we earned $286,234 and $287,488, respectively, attributable to net income earned by unconsolidated joint ventures, of which $96,287 and $95,961 were earned during the third quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures remained relatively constant, as the Property portfolio owned by the joint ventures and tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns a 36.8% interest, entered into negotiations with a third party to sell the Property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         Operating expenses, including depreciation and amortization expense, were $642,800 and $558,704 for the nine months ended September 30, 2004 and 2003, respectively, of which $200,452 and $160,316 were incurred during the third quarters of 2004 and 2003, respectively. Operating expenses were higher during the nine months and quarter ended September 30, 2004, primarily due to an increase in general operating and administrative expenses including, primarily, legal fees incurred in connection with the merger transaction discussed above.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $123,383 and $127,170 during the nine months ended September 30, 2004 and 2003, respectively, of which $37,692 and $46,743 were recognized during the third quarters of 2004 and 2003, respectively. In March 2004, we sold our Property in Tiffin, Ohio to a third party resulting in a gain on disposal of discontinued operations of approximately $391,100. In September 2004, we sold our property in Brandon, Florida to a third party resulting in a gain on disposal of discontinued operations of approximately $209,800.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------
         Inapplicable.

Item 3.  Defaults upon Senior Securities.  Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  Inapplicable.
         ---------------------------------------------------

Item 5.  Other Information.  Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VIII, LLC, and CNL Income Fund VIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 11th day of November 2004.


                                CNL INCOME FUND VIII, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number


                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VIII, LLC, and CNL Income Fund VIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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